Form 10-Q
period 2018-09-30
Soliton, Inc.
filed 2019-03-01
CIK 1548187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to__________

Commission file number 001-38815

Soliton, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	36-4729076
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5304 Ashbrook Drive Houston, Texas	77081
(Address of Principal Executive Offices)	(Zip Code)

713-305-5041

(Registrant's Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [   ] No [ X  ]

Indicate by check mark whether the registrant has submitted electronically if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [ X  ] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [   ] Accelerated Filer [   ] Non-Accelerated Filer [ X ] Smaller Reporting Company [ X ] Emerging Growth Company [ X ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 14,613,000 as of March 1, 2019.

EXPLANATORY NOTE

         Soliton, Inc. (the “Company”) became subject to the filing requirements of Sections 13 and 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”) when its Registration Statement on Form 8-A became effective on February 15, 2019 (the “Effective Date”). The Company’s Post-Qualification Offering Statement on Form 1-A (File No. 024-10854), filed with the Securities and Exchange Commission (the “SEC”) on February 13, 2019, as amended (“Form 1-A”), included financial statements for the fiscal years ended December 31, 2017 and 2016 and for the six month periods ended June 30, 2018 and 2017. This Quarterly Report on Form 10-Q is being filed pursuant to Rule 13a-13 of the Exchange Act, in order to file financial statements for the third fiscal quarter subsequent to the most recent periods reported in the Form 1-A.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

SOLITON, INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	As of
	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$197,975	$18,412
Prepaid expenses and other current assets	15,389	7,746
Total current assets	213,364	26,158
Deferred direct issuance costs - proposed offering	278,212	—
Property and equipment, net of accumulated depreciation	262,789	336,726
Intangible assets, net of accumulated amortization	83,740	92,102
Other assets	23,283	23,283
Total assets	$861,388	$478,269
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,767,713	$445,453
Accrued liabilities	1,192,718	853,443
Dividends payable	4,293,260	3,333,260
Accrued interest	79,988	—
Accrued interest - related party	916,944	295,830
Convertible notes payable, net	1,756,155	—
Convertible notes payable - related party	8,422,000	6,025,000
Deferred rent	5,950	—
Total current liabilities	18,434,728	10,952,986
Deferred rent	18,418	25,878
Total liabilities	18,453,146	10,978,864
Commitments and contingencies
Stockholders’ deficit
Series A preferred stock, $0.001 par value, liquidation value of $1,999,997, 416,666 shares designated, issued and outstanding	417	417
Series B preferred stock, $0.001 par value, liquidation value of $14,000,641, 2,118,100 shares designated, issued and outstanding	2,118	2,118
Common stock, $0.001 par value, 100,000,000 authorized, 1,898,056 and 1,820,556 shares issued and outstanding, respectively	1,898	1,821
Additional paid-in capital	21,795,522	21,031,388
Accumulated deficit	(39,391,713)	(31,536,339)
Total stockholders’ deficit	(17,591,758)	(10,500,595)
Total liabilities and stockholders’ deficit	$861,388	$478,269

See accompanying notes to the unaudited condensed financial statements.

SOLITON, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$—	$—	$—	$—

Operating expenses:
Research and development	1,717,113	717,785	3,804,015	3,144,771
Sales and marketing	109,565	30,198	178,115	77,098
Depreciation and amortization expense	30,028	32,449	90,321	99,048
General and administrative expenses	794,991	720,411	2,078,191	2,264,506
Total operating expenses	2,651,697	1,500,843	6,150,642	5,585,423

Loss from operations	(2,651,697)	(1,500,843)	(6,150,642)	(5,585,423)

Other (expense) income:
Interest expense	(327,978)	(102,345)	(747,492)	(183,331)
Other income	1,054	2,082	2,760	3,414
Total other (expense) income	(326,924)	(100,263)	(744,732)	(179,917)

Loss before income taxes	(2,978,621)	(1,601,106)	(6,895,374)	(5,765,340)
Income tax (expense) benefit	—	—	—	—

Net loss	$(2,978,621)	$(1,601,106)	$(6,895,374)	$(5,765,340)

Dividend to series A and B preferred stockholders	(320,000)	(320,000)	(960,000)	(960,000)
Net loss attributable to common stockholders	$(3,298,621)	$(1,921,106)	$(7,855,374)	$(6,725,340)

Net loss per common share, basic and diluted	$(1.74)	$(1.12)	$(4.23)	$(4.01)

Weighted average number of common shares outstanding, basic and diluted	1,898,056	1,720,556	1,855,190	1,677,690

See accompanying notes to the unaudited condensed financial statements.

SOLITON, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,895,374)	$(5,765,340)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	90,321	99,048
Share-based compensation	661,205	427,902
Write-down of intangible assets	19,138	—
Amortization of debt discount	44,921	—
Changes in operating assets - (Increase)/Decrease:
Prepaid expenses and other current assets	(7,643)	14,902
Changes in operating liabilities - Increase/(Decrease):
Accounts payable	1,322,260	207,769
Accrued liabilities	339,275	104,485
Accrued interest	79,988	—
Accrued interest - related party	621,114	183,331
Deferred rent	(1,510)	1,853
NET CASH USED IN OPERATING ACTIVITIES:	(3,726,305)	(4,726,050)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for the purchase of property and equipment	(16,008)	(47,189)
Payments for acquisition of intangibles	(11,152)	(17,644)
NET CASH USED IN INVESTING ACTIVITIES:	(27,160)	(64,833)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes, net of $163,760 of issuance costs	1,814,240	—
Proceeds from issuance of convertible notes - related party	2,397,000	5,000,000
Payment of deferred direct issuance costs - proposed offering	(278,212)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES:	3,933,028	5,000,000

Net increase in cash and cash equivalents	179,563	209,117
Cash and cash equivalents, beginning of period	18,412	155,892
Cash and cash equivalents, end of period	$197,975	$365,009

Supplemental cash flow disclosures:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Non-cash investing and financing activities:
Accrued preferred dividends	$960,000	$960,000
Warrants debt discount on convertible notes	$103,006	$—

See accompanying notes to the unaudited condensed financial statements.

SOLITON, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 - Description of the Business and Summary of Significant Accounting Policies

Description of the Business

Soliton, Inc. (“Soliton” or the “Company”) was organized under the laws of the State of Delaware on March 27, 2012. The Company operates in one segment as a medical device company organized to develop and commercialize products utilizing a proprietary Rapid Acoustic Pulse technology platform. We are a pre-revenue stage company with our first product being developed for the removal of tattoos.

Going Concern

The Company is an early stage and emerging growth company and has not generated any revenues to date. As such, the Company is subject to all of the risks associated with early stage and emerging growth companies. Since inception, the Company has incurred losses and negative cash flows from operating activities. The Company does not expect to generate positive cash flows from operating activities in the near future.

For the nine months ended September 30, 2018 and 2017, the Company incurred net losses of $6,895,374 and $5,765,340, respectively, and had net cash flows used in operating activities of $3,726,305 and $4,726,050, respectively. At September 30, 2018, the Company had an accumulated deficit of $39,391,713, negative working capital of $18,221,364 and cash of $197,975. The Company does not expect to experience positive cash flows from operating activities in the near future, if at all. The Company anticipates incurring operating losses for the next several years as it completes the development of its products and seeks requested regulatory clearances to market such products. These factors raise substantial doubt about the Company's ability to continue as a going concern within one year after the date the financial statements are issued. The accompanying condensed financial statements have been prepared on a going concern basis and do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

On February 19, 2019, the Company consummated its initial public offering (“IPO”). In the IPO, the Company sold a total of 2,172,591 shares of common stock at a purchase price of $5.00 per share for gross proceeds of $10,862,955 and net proceeds of approximately $9,700,000. In connection with the closing of the IPO, the Company's convertible notes (and related accrued interest) of $11,784,987 were converted into 6,825,391 shares of the Company's common stock, accrued dividends of $4,773,480 were converted into 954,696 shares of the Company's common stock and preferred stock, both Series A and Series B, were converted into 2,534,766 shares of the Company's common stock. In addition, 100,000 shares of restricted grants vested in November 2018 and 127,500 shares of unvested restricted grants were immediately vested upon the completion of the IPO. Total shares of common stock outstanding at the closing of the IPO amounted to 14,613,000. Upon the closing of the IPO, certain notes were to be automatically converted according to their terms into the Company’s common stock to the extent and provided that certain holders of these notes are not permitted to convert such notes to the extent that the holders or any of its affiliates would beneficially own in excess of 4.99% of the Company’s common stock after such conversion. Due to this 4.99% limitation, principal representing $47,781 of these notes remained outstanding and will be converted into 273,034 shares of our common stock at such time as the 4.99% limitation continues to be met. The maturity date of these notes is automatically extended until such date the notes are fully converted and these notes cease to accrue interest and are not repayable in cash.

The Company estimates its current cash resources, including the approximate $9,700,000 of net proceeds from the IPO is sufficient to fund its operations into but not beyond February 2020. The Company also recognizes it will need to raise additional capital in order to continue to execute its business plan, including obtaining regulatory clearance for its products currently under development and commercializing and generating revenues from products under development. There is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to the Company. A failure to raise sufficient capital, generate sufficient product revenues, control expenditures and regulatory matters, among other factors, will adversely impact the Company’s ability to meet its financial obligations as they become due and payable and to achieve its intended business objectives. If the Company is unable to raise sufficient additional funds, it will have to scale back its operations.

Basis of Presentation

The accompanying interim financial statements are unaudited. These unaudited interim financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") for interim financial information. Accordingly, they do not include all the information and footnotes required by U.S. Generally Accepted Accounting Principles ("GAAP") for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements and accompanying notes for the year ended December 31, 2017 as found in the Offering Circular on Form 1-A. In the opinion of management, the unaudited interim financial statements reflect all the adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of September 30, 2018 and the results of operations for the three and nine months ended September 30, 2018 and 2017. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year. The December 31, 2017 balance sheet included herein was derived from the audited financial statements, but does not include all disclosures, including notes, required by GAAP for complete financial statements.

Use of Estimates in Financial Statement Presentation

The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company's significant estimates and assumptions include stock-based compensation, depreciable lives of long-lived assets (including property and equipment and intangible assets), and the valuation allowance related to deferred taxes. Some of these judgments can be subjective and complex, and, consequently, actual results could differ from those estimates. Although the Company believes that its estimates and assumptions are reasonable, they are based upon information available at the time the estimates and assumptions were made. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid accounts with original maturities of three months or less to be cash equivalents. The Company participates in an insured cash sweep program through its bank that sweeps cash balances exceeding the FDIC insured limit of $250,000 into multiple accounts. Periodically in the ordinary course of business, the Company may carry cash balances at financial institutions in excess of the insured limits of $250,000.

Property and Equipment

Property and equipment are stated at historical cost and depreciated on a straight-line basis over the estimated useful lives, generally three to five years. Leasehold improvements are depreciated over the shorter of the remaining lease term or useful lives of the assets. Upon disposition of the assets, the costs and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations. Repairs and maintenance costs are included as expense in the accompanying statement of operations.

Intangible Assets

Intangible assets include patents and trademarks. Patent related costs in connection with filing and prosecuting patent applications and patents filed by the Company are expensed as incurred, and are classified as research and development expenses. The Company does not amortize trademarks with indefinite useful lives; rather, such assets are required to be tested for impairment at least annually or sooner if events or changes in circumstances indicate that the asset may be impaired.

Long-Lived Assets

The Company evaluates its long-lived assets, including equipment, for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of each asset to the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the asset is considered impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired assets.

Deferred Rent

Deferred rent is recorded and amortized to the extent the total minimum rental payments allocated to the current period on a straight-line basis exceed or are less than the cash payments required.

Convertible Debt

When conversion terms related to convertible debt would be triggered by future events not controlled by the Company, the Company accounts for the conversion feature as contingent conversion options. Recognition of the intrinsic value of the conversion option is recognized only upon the occurrence of a triggering event.

Fair Value Measurements

Fair value is defined as the price which would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A three-tier fair value hierarchy which prioritizes the inputs used in the valuation methodologies, as follows:

Level 1 Inputs - Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 Inputs - Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.

Level 3 Inputs - Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

At September 30, 2018 and December 31, 2017, the carrying amounts of the Company's financial instruments, including cash and accounts payable, approximate their respective fair value due to the short-term nature of these instruments.

At September 30, 2018 and December 31, 2017, the Company does not have any assets or liabilities required to be measured at fair value in accordance with FASB ASC Topic 820, Fair Value Measurement.

Revenue Recognition

Prior to January 1, 2017, revenues were recognized when the four basic criteria for recognition were met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) consideration is fixed or determinable; and (4) collectability is reasonably assured. The Company adopted new accounting guidance for revenue recognition effective January 1, 2018 which did not have a material impact on the Company’s financial statements. Beginning from January 1, 2018, revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services

Research and Development Expenses

Research and development expenses are recognized as incurred and include the costs related to the Company's various contract research service providers, suppliers, engineering studies, supplies, outsourced testing and consulting, clinical costs, and salaries and related costs of employees working directly on research activities.

Stock-Based Compensation

Stock-based compensation expense includes the estimated fair value of equity awards vested during the reporting period. The expense for equity awards vested during the reporting period is determined based upon the grant date fair value of the award and is recognized as expense over the applicable vesting period of the stock award using the straight-line method.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and the tax bases of reported assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company must then assess the likelihood that the resulting deferred tax assets will be realized. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. Tax rate changes are reflected in income during the period such changes are enacted. All of the Company's tax years remain subject to examination by the tax authorities.

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company's financial statement as of September 30, 2018. The Company does not expect any significant changes in the unrecognized tax benefits within twelve months of the reporting date.

The Company classified interest expense and any related penalties related to income tax uncertainties as a component of income tax expense. No interest or penalties have been recognized in 2018 and 2017.

Net Loss per Common Share

Basic net loss per common share are computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. As of September 30, 2018 and 2017, potentially dilutive securities included options to purchase 2,235,000 and 0 common shares, respectively, preferred stock convertible to 2,534,766 common shares, accrued preferred stock dividend convertible at a price determined by the Company's Board of Directors (the "Board") (the Company also had the option to pay the accrued preferred stock dividend in cash), unvested restricted stock of 227,500 and 405,000 shares, respectively, notes and accrued interest convertible to common shares upon a future financing and warrants to purchase 91,350 and 0 common shares, respectively. On November 1, 2018, the Company filed an amendment to Article 4 of the Company's Amended and Restated Certificate of Incorporation, whereby it increased the authorized shares of the Company's common stock to 19,000,000 shares of common stock, $0.001 par value per share, and 2,534,766 shares of preferred stock, $0.001 par value per share. On February 19, 2019, the Company filed an amendment to the Company's Amended and Restated Certificate of Incorporation, whereby it, among other items, increased the authorized shares of the Company's common stock to 100,000,000 shares of common stock, $0.001 par value per share, and eliminated the ability to issue preferred stock.

JOBS Act Accounting Election

The Company is an emerging growth company ("EGC"), as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). The JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Subsequent Events

The Company’s management reviewed all material events through the date that the financial statements were issued for subsequent event disclosure consideration. See Note 8 for additional information.

Recent Accounting Standards

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842) ("ASU 2016-02"), which establishes a right-of-use (“ROU”) model requiring a lessee to recognize a ROU asset and a lease liability for all leases with terms greater-than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This guidance is effective, for public EGC companies like the Company, for fiscal years beginning after December 15, 2019 including interim periods within those fiscal years. A modified retrospective transition approach is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact of this guidance on its financial position, results of operations, and cash flows.

In June 2018, the FASB issued ASU No. 2018-07, Compensation Stock Compensation (Topic 718), Improvements to Non-employee Share-Based Payment Accounting. This ASU is intended to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent with the accounting for employee share based compensation. The guidance is effective for the Company for the fiscal year beginning January 1, 2020. While the exact impact of this standard is not known, the guidance is not expected to have a material impact on the Company’s financial statements, as non-employee stock compensation is nominal relative to the Company's total expenses for the nine months ended September 30, 2018.

The Company does not believe that any other recently issued effective standards, or standards issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

Note 2 - Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	September 30, 2018	December 31, 2017
Prepaid insurance	$14,248	$6,300
Other receivables	1,141	1,446
Total prepaid expenses and other current assets	$15,389	$7,746

Note 3 - Property and Equipment

Property and equipment consisted of the following:

	September 30, 2018	December 31, 2017
Computer equipment and software	$93,065	$95,130
Research and development equipment	244,481	241,377
Leasehold improvements	242,167	242,167
Furniture	19,893	19,893
Software	11,020	—
Subtotal	610,626	598,567
Less: accumulated depreciation	(347,837)	(261,841)
Total property and equipment, net	$262,789	$336,726

Depreciation expense for the three months ended September 30, 2018 and 2017 was $30,028 and $32,449, respectively. Depreciation expense for the nine months ended September 30, 2018 and 2017 was $89,945 and $97,805, respectively.

Note 4 - Intangible Assets

Intangible assets consisted of the following:

	September 30, 2018	December 31, 2017
Patents	$—	$22,527
Trademarks	83,740	72,590
Subtotal	83,740	95,117
Less: accumulated amortization	—	(3,015)
Total intangible assets, net	$83,740	$92,102

Amortization expense for the three months ended September 30, 2018 and 2017 was $0. Amortization expense for the nine months ended September 30, 2018 and 2017 was $376 and $1,243, respectively.

Note 5 - Convertible Notes Payable

On January 18, 2017, the Board approved a note purchase agreement (the "First Note") allowing the Company to sell an aggregate of $3,000,000 of convertible bridge notes (the "Notes"). The Notes were convertible into either the Company’s preferred or common stock (depends on the equity securities offered in the equity financing) at 75% of the price paid per share in a subsequent equity financing where the Company receives gross proceeds of not less than $5,000,000 or at 85% of the per share price determined by dividing the equity value of the Company that is expected to be available for distribution to the Company’s stockholders by the aggregate number of the Company’s fully-diluted common shares upon the closing of a sale, liquidation, merger, or change of control of the Company. The Notes bore interest at 8.25% per annum and initially matured on January 31, 2018, which date was extended as discussed below. At maturity, the interest rate increased to 12.0% per annum.

The Company closed the initial tranche of the First Note on January 23, 2017 for $1,000,000, followed by a tranche on March 1, 2017 for $1,000,000 and a final tranche on April 27, 2017 for $1,000,000.

On June 19, 2017, the Company entered into the first amendment ("First Amendment") to the First Note to allow for the sale and issuance of an additional $3,250,000 of Notes up to an aggregated amount of $6,250,000.

The Company closed $1,300,000 on June 19, 2017 under the First Amendment and closed an additional $700,000 on July 17, 2017. No additional tranches were issued under the First Amendment.

As of September 30, 2018, the total amount of issuance under the First Note and First Amendment amounted to $5,000,000 and were issued to a single related party, who is a major stockholder of the Company.

On November 1, 2017, the Board approved a second note purchase agreement (the "Second Note") allowing the Company to sell an aggregate of $1,900,000 of Notes. The Notes were convertible into either the Company’s preferred or common stock (depends on the equity securities offered in the equity financing) at 75% of the price paid per share in a subsequent equity financing where the Company receives gross proceeds of not less than $5,000,000 or at 85% of the per share price determined by dividing the equity value of the Company that is expected to be available for distribution to the Company’s stockholders by the aggregate number of the Company’s fully-diluted common shares upon the closing of a sale, liquidation, merger, or change of control of the Company. The Notes bore interest at 8.25% per annum and initially matured on June 29, 2018, which date was extended as discussed below. At maturity, the interest rate increased to 12.0% per annum.

The Company closed the initial tranche of the Second Note on November 9, 2017 for $400,000, followed by a tranche on December 1, 2017, for $375,000, a third tranche on December 26, 2017 for $250,000, a fourth tranche on January 8, 2018 for $250,000, a fifth tranche on January 25, 2018 for $250,000 and a final tranche on February 13, 2018 for $375,000 for a total of $1,900,000

On June 29, 2018, the Company and the related party modified the maturity date of the Notes entered into under the First Note and Second Note to April 30, 2019.

As of September 30, 2018, the total amount of issuance under the Second Note amounted to $1,900,000 and were issued to a single related party, who is a major stockholder of the Company.

On April 2, 2018, the Board approved a note purchase agreement (the "Third Note"), which was amended on August 10, 2018, allowing the Company to sell an aggregate of $500,000 of Notes. The Third Note provided that, on the closing date of the IPO, the outstanding principal and accrued, but unpaid, interest would be converted into common stock at the conversion price of $0.175. However, certain notes holders are not permitted to convert their notes when the holders or any of its affiliates would beneficially own in excess of 4.99% of the Company’s common stock after such conversion. The holders of the Company’s outstanding preferred shares agreed to waive the adjustment to the preferred stock conversion price triggered by the Third Note. The Notes bore interest at 10.0% per annum and mature on April 2, 2020.

As of September 30, 2018, the total amount of issuance under the Third Note amounted to $500,000. The Company issued $250,000 to a single related party, who is a major stockholder of the Company, and $250,000 to four non-related party investors.

On April 17, 2018, the Board approved a note purchase agreement (the "Fourth Note") allowing the Company to sell an aggregate of $3,000,000 of Notes. The Fourth Note provided that on the closing date of the IPO, the outstanding principal and accrued, but unpaid, interest would be converted into common stock at the conversion price of $1.75. The holders of the Company’s outstanding preferred shares agreed to waive the adjustment to the preferred stock conversion price triggered by the Fourth Note. The Notes bore interest at 10.0% per annum and mature two years from the Note issuance date.

As of September 30, 2018, the total amount of issuance under the Fourth Note amounted to $3,000,000. The Company issued $1,272,000 in principal amount of such Notes to related party investors and $1,728,000 to non-related party investors.

The Company incurred issuance costs relating to the Fourth Note in the amount of $163,760, which is being amortized over 24-months. At September 30, 2018, the unamortized balance amounted to $136,184.

The Company also issued warrants to purchase 91,350 shares of common stock at a price of $1.75 per share to placement agents in connection with the Notes issued under the Fourth Note in the amount of $103,006. For additional information, see Note 7. The value of these warrants is also being amortized over 24-months. At September 30, 2018, the unamortized balance amounted to $85,661.

As of September 30, 2018, the net amount of the Notes for Non-Related Party amounted to $1,756,155.

The following table summarizes convertible notes payable and interest as of September 30, 2018:

	Interest Rate		Related Party		Non-Related Party		Total
	Initial	Post- Maturity	Principal	Interest	Principal	Interest	Principal	Interest
First Note	8.25%	12.00%	$5,000,000		$—		$5,000,000
Second Note	8.25%	12.00%	1,900,000		—		1,900,000
Third Note	10.00%	10.00%	250,000		250,000		500,000
Fourth Note	10.00%	10.00%	1,272,000		1,728,000		3,000,000
Total			$8,422,000	$916,944	$1,978,000	$79,988	$10,400,000	$996,932
Unamortized Discount			—	—	(221,845)	—	(221,845)	—
Total, Net			$8,422,000	$916,944	$1,756,155	$79,988	$10,178,155	$996,932

Note 6 - Commitments and Contingencies

On April 5, 2012, the Company entered into a Patent and Technology License Agreement with The University of Texas M.D. Anderson Cancer Center (“MD Anderson”). Pursuant to the agreement, the Company obtained a royalty-bearing, worldwide, exclusive license to intellectual property including patent rights related to the patents and technology the Company uses. Under the agreement, Soliton agreed to pay a nonrefundable license documentation fee 30 days after the effective date of the agreement. Additionally, Soliton agreed to pay a nonrefundable annual maintenance fee starting on the third anniversary of the effective date of the agreement, which escalates each anniversary. Additionally, the Company agreed to a running royalty percentage of net sales. The Company also agreed to make certain milestone and sublicensing payments.

MD Anderson has the right to terminate the agreement upon advanced notice in the event of a default by Soliton. The agreement will expire upon the expiration of the licensed intellectual property. The rights obtained by the Company pursuant to the agreement are made subject to the rights of the U.S. government to the extent that the technology covered by the licensed intellectual property was developed under a funding agreement between MD Anderson and the U.S. government. All out-of-pocket expenses incurred by MD Anderson in filing, prosecuting and maintaining the licensed patents have been and shall continue to be assumed by the Company.

Leases

The Company leases space for its corporate office, which provides for a five-year term beginning on July 15, 2015, for rent payments of $8,053 per month. Total rent expense under this office space lease arrangement for each of the three months ended September 30, 2018 and 2017 was $24,157 and for the nine months ended September 30, 2018 and 2017 was $65,108 and $72,473, respectively.

Future minimum lease payments as of September 30, 2018 were as follows:

Year Ending December, 31	Amount
2018	$25,164
2019	103,737
2020	108,429
Thereafter	36,668
Total future minimum lease payments	$273,998

Legal Proceedings

In the normal course of business, from time-to-time, the Company may be subject to claims in legal proceedings. However, the Company does not believe it is currently a party to any pending legal actions. Notwithstanding, legal proceedings are subject-to inherent uncertainties, and an unfavorable outcome could include monetary damages, and in such event, could result in a material adverse impact on the Company's business, financial position, results of operations, or cash flows.

Note 7 - Stockholders’ Deficit

Preferred Stock

The Company was authorized to issue 2,534,766 shares of preferred stock with a par value of $0.001 per share with such designation, rights, and preferences as may be determined from time-to-time by the Company's Board.

As of September 30, 2018 and December 31, 2017, there were 416,666 Series A preferred stock and 2,118,100 Series B preferred stock issued and outstanding.

The Series A preferred stock has the following features:

1.

Dividends accrue at a rate of 8% per annum based on $4.80 per Series A preferred share, the dividends are cumulative but non-compounding and payable upon the Company’s voluntary or involuntary liquidation, dissolution or winding up, the exercise of conversion rights of the holder, the declaration by the Company’s Board, upon a closing of the sale of the Company’s common shares to the public at a price of at least $24.00 per share with at least $50,000,000 of gross proceeds and the common shares listed on the New York Stock Exchange or NASDAQ Capital Market, and upon conversion of at least 50.1% of the issued and outstanding Series A preferred stock. The Company has the option to pay the dividend in cash or by issuing common stock.

2.	A liquidation right preferable over the right of the Company’s common stock.

3.	Each share of the Series A preferred stock has one voting right.

4.

Each share of the Series A preferred stock is convertible by the holder, at any time, into shares of common stock equal to $4.80 divided by a conversion price, initially set at $4.80. The conversion price is adjustable upon certain events.

The Series B preferred stock has similar rights as Series A preferred stock except that the dividends are based on $6.61 per Series B preferred share and Series B preferred stock is convertible into common stock at a rate of $6.61 divided by a conversion price initially set at $6.61. As of September 30, 2018 and December 31, 2017, accrued dividends for preferred stock were $4,293,260 and $3,333,260, respectively. At September 30, 2018, the conversion price for the Series A and Series B preferred stock were $4.80 and $6.61, respectively. The holder of the Series A and Series B preferred stock has agreed to convert the preferred stock into common stock upon the completion of the Company's IPO. The holders of the Company’s outstanding shares of preferred stock agreed to waive the adjustment to the conversion price of the preferred stock upon the issuances of the Third and Fourth Note.

All outstanding shares of Series A and Series B preferred stock and accrued dividends on these shares were converted into common stock upon the Company’s IPO on February 14, 2019. The Company amended its articles of incorporation on February 19, 2019 to no longer have preferred shares authorized under the amended articles of incorporation.

Adoption of 2012 Long Term Incentive Plan

In November 2012, the Company’s Board and stockholders adopted the 2012 Long Term Incentive Plan (the “2012 Stock Plan”). The 2012 Stock Plan is designed to enable the Company to offer employees, officers, directors and consultants, as defined, an opportunity to acquire a proprietary interest in the Company. The types of awards that may be granted under the 2012 Stock Plan include stock options, stock appreciation rights, restricted stock, and other stock-based awards subject to limitations under applicable law. All awards are subject to approval by the Company’s Board. The 2012 Stock Plan reserves shares of common stock for issuance in accordance with the 2012 Stock Plan’s terms. Total number of shares reserved and available for issuance under the plan is 789,745 shares. As of September 30, 2018, 14,745 shares remained available for grant under the 2012 Stock Plan.

Adoption of 2018 Stock Plan

In June 2018, the Company’s Board and stockholders adopted the 2018 Stock Plan. The 2018 Stock Plan is designed to enable the Company to offer employees, officers, directors and consultants, as defined, an opportunity to acquire a proprietary interest in the Company. The types of awards that may be granted under the 2018 Stock Plan include stock options, stock appreciation rights, restricted stock, and other stock-based awards subject to limitations under applicable law. All awards are subject to approval by the Company’s Board. The 2018 Stock Plan reserves shares of common stock for issuance in accordance with the 2018 Stock Plan’s terms. Total number of shares reserved and available for issuance under the plan is 3,000,000 shares. As of September 30, 2018, 780,000 shares remained available for grant under the 2018 Stock Plan.

Restricted Stock

During the three and nine months ended September 30, 2018 and 2017, the Company recorded $142,634 and $427,902, respectively, in stock-based compensation for the restricted shares previously issued. During the nine months ended September 30, 2018 and 2017, 77,500 shares vested each period and at September 30, 2018, 227,500 shares remain to vest. As of September 30, 2018, unamortized expense related to the restricted stock grant was $370,101.

All unvested restricted stock grants at September 30, 2018 vested immediately upon the Company’s IPO on February 14, 2019.

Stock Options

The following table summarizes stock option activities for the nine months ended September 30, 2018:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (in Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2017	15,000	$0.13	9.75	$—
Granted	2,220,000	1.75
Exercised	—	—
Canceled	—	—
Outstanding, September 30, 2018	2,235,000	$1.74	9.69	$23,100

Exercisable, September 30, 2018	3,750	$0.13	9.01	$5,775

During the nine months ended September 30, 2018, the Company granted its employees 2,220,000 options to purchase the Company’s common stock with an exercise price of $1.75 per share, for a term of 10 years, and a vesting period of 4 years. The options have an aggregated grant date fair value of $2,694,567 that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 2.77% based on the daily yield curve rates for U.S. Treasury obligations, (2) expected life of 6.25 years based on the simplified method provided in Staff Accounting Bulletin, (3) expected volatility range from 84.5% to 84.7% based on the historical volatility of comparable companies' stock, (4) no expected dividends and (5) fair market value of the Company's stock at $1.67 per share which value was determined by the Company's Board after reviewing and considering, among other factors, a valuation report issued by an independent appraisal firm.

All options issued and outstanding are being amortized over their respective vesting periods. The unrecognized compensation expense at September 30, 2018 was $2,492,402. During the three months ended September 30, 2018 and 2017, the Company recorded option expense of $171,327 and $0, respectively. During the nine months ended September 30, 2018 and 2017, the Company recorded option expense of $233,303 and $0, respectively.

Warrants

On April 20, 2018, the Company issued warrants to purchase 79,350 shares of common stock at an exercise price of $1.75. The warrants expire on April 20, 2023. The warrants were issued to a placement agent in connection with notes issued under the Fourth Note.

On June 8, 2018, the Company issued warrants to purchase 12,000 shares of common stock at an exercise price of $1.75. The warrants expire on June 8, 2023. The warrants were issued to a placement agent in connection with notes issued under the Fourth Note.

The grant date fair value of these 91,350 warrants was $103,006, which was determined utilizing the Black-Scholes option pricing model. Variables used in the Black-Scholes option-pricing model include (1) discount rate of 2.8% based on the daily yield curve rates for U.S. Treasury obligations, (2) expected term of 5 years based on the simplified method provided in Staff Accounting Bulletin, (3) expected volatility of 84% based on the historical volatility of comparable companies' stock, (4) no expected dividends, and (5) fair market value of the Company's stock at $1.67 per share which value was determined by the Company's Board after reviewing and considering, among other factors, a valuation report issued by an independent appraisal firm.

The fair value amount was included in discounts on convertible notes payable and being amortized over the life of the convertible notes payable. At September 30, 2018, the unamortized balance amounted to $85,661.

During the three and nine months ended September 30, 2018, the Company recorded amortization expense related to these warrants of $10,643 and $17,345, respectively.

The following table summarizes warrant activities for the nine months ended September 30, 2018:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2017	—	$—	—	$—

Granted	91,350	1.75
Exercised	—	—
Canceled	—	—
Outstanding, September 30, 2018	91,350	$1.75	4.57	$—

Exercisable, September 30, 2018	91,350	$1.75	4.57	$—

Note 8 - Subsequent Events

On August 7, 2018, the Company's Board authorized it to commence a new offering for up to $485,000 10% non-convertible promissory notes, which were accompanied by a five-year warrant to purchase one share of Common stock with an exercise price of $1.75 per share for each dollar in principal amount of notes purchased (collectively, the "Fifth Note") that can be exercised (i) at any time on or after the issuance of the notes and (ii) on or prior to the close of business on the five-year anniversary of the issuance of the notes. Mr. Klemp, Dr. Capelli, Ms. Bisson and other members of management collectively purchased $125,000 of such notes and warrants. The principal and interest on the Fifth Note was due on the earlier of one-year from the date of issuance or upon successful completion of the IPO.

On August 31, 2018, the Company's Board approved a $200,000 increase to the Fifth Note authorized on August 7, 2018. On December 21, 2018, the Company's Board approved an additional $300,000 increase to the Fifth Note authorized on August 7, 2018 up to a maximum of $985,000. From October 2018 to February 2019, the Company issued $125,000 and $860,000 of the Fifth Note to related parties and non-related parties, respectively. On February 15, 2019, the Company paid $1,005,039 in principal and interest to the note holders to repay the Fifth Note in full.

On November 1, 2018, the Company filed an amendment to its certificate of incorporation to increase the authorized shares of the Company's common stock to 19,000,000 shares of common stock, $0.001 par value per share, and 2,534,766 shares of preferred stock, $0.001 par value per share. On February 19, 2019, the Company amended its articles of incorporation to no longer have preferred shares authorized and increased the authorized shares of common stock to 100,000,000.

In January 2019, Mr. Klemp, Dr. Capelli, Mr. Tanner, Ms. Bisson and one other individual agreed to the extinguishment of about $484,000 in deferred compensation which had been earned through September 30, 2018, and which was to be repaid out of the proceeds from this offering. In recognition of this extinguishment, on February 5, 2019, the Company granted the same parties an aggregate of 401,750 options to purchase common stock with an exercise price of $1.75 per share and a term of 10 years. These options vest in four installments over the next year.

On February 19, 2019, the Company consummated its IPO. In the IPO, the Company sold a total of 2,172,591 shares of common stock at a purchase price of $5.00 per share for gross proceeds of $10,862,955 and net proceeds of approximately $9,700,000. In connection with the closing of the IPO, the Company's convertible notes (and related accrued interest) of $11,784,987 were converted into 6,825,391 shares of the Company's common stock, accrued dividends of $4,773,480 were converted into 954,696 shares of the Company's common stock and preferred stock, both Series A and Series B, were converted into 2,534,766 shares of the Company's common stock. In addition, 100,000 shares of restricted grants vested in November 2018 and 127,500 shares of unvested restricted grants were immediately vested upon the completion of the IPO. Total shares of common stock outstanding at the closing of the IPO amounted to 14,613,000. Upon the closing of the IPO, certain notes were to be automatically converted according to their terms into the Company’s common stock to the extent and provided that certain holders of these notes are not permitted to convert such notes to the extent that the holders or any of its affiliates would beneficially own in excess of 4.99% of the Company’s common stock after such conversion. Due to this 4.99% limitation, principal representing $47,781 of these notes remained outstanding and will be converted into 273,034 shares of our common stock at such time as the 4.99% limitation continues to be met. The maturity date of these notes is automatically extended until such date the notes are fully converted and these notes cease to accrue interest and are not repayable in cash.

On February 25, 2019, the Company finalized employment agreements with Walter Kemp, Christopher Capelli, Joe Tanner and Lori Bisson and included these employment agreements as Exhibits herein in this report on Form 10-Q.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the financial statements and the related notes appearing elsewhere in this Form 10-Q. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. See our Post-Qualification Amendment to the Offering Statement dated February 13, 2019, under "Risk Factors", available on the SEC's EDGAR website at www.sec.gov, for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under “Risk Factors” and elsewhere in this Form 10-Q.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this quarterly report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “should,” “would,” “could,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or “continue,” and the negative of these terms and other comparable terminology. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. These forward-looking statements, which are subject to known and unknown risks, uncertainties and assumptions about us, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks and uncertainties described in our Post-Qualification Amendment to the Offering Statement dated February 13, 2019, under "Risk Factors", available on the SEC's EDGAR website at www.sec.gov, and a copy may also be obtained by contacting the Company.

While we believe we have identified material risks, these risks and uncertainties are not exhaustive. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible to predict all risks and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Moreover, neither we, nor any other person assumes responsibility for the accuracy or completeness of any of these forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. All forward-looking statements made in this Form 10-Q speak only as of the date of this report. We are under no duty to update any of these forward-looking statements after the date of this Form 10-Q to conform our prior statements to actual results or revised expectations, and we do not intend to do so.

Forward-looking statements include, but are not limited to, statements about:

•	our ability to obtain additional funding to commercialize RAP for tattoo removal, develop the RAP device for other indications and develop our dermatological technologies;

•

the need to obtain regulatory approval for our Generation 1 RAP device, and the potential to obtain an additional approval when we modify the Generation 1 RAP device to become our Generation 2 device before our initial market launch and to become our Generation 3 device before our nationwide launch;

•	the success of our future clinical trials;

•	compliance with obligations under our intellectual property license with MD Anderson;

•	market acceptance of the RAP device;

•	competition from existing products or new products that may emerge;

•	potential product liability claims;

•	our dependency on third-party manufacturers to supply or manufacture our products;

•	our ability to establish or maintain collaborations, licensing or other arrangements;

•	our ability and third parties’ abilities to protect intellectual property rights;

•	our ability to adequately support future growth; and

•	our ability to attract and retain key personnel to manage our business effectively.

Overview

We are a medical technology company focused on developing and commercializing products utilizing our proprietary designed acoustic shockwave technology platform referred to as Rapid Acoustic Pulse ("RAP"). We are a pre-revenue stage company with our first product currently being developed for the removal of tattoos. Our product will need to receive clearance from the Food and Drug Administration ("FDA"), in order to be marketed in the United States. We expect to submit our filing for premarket clearance approval with the FDA in the first quarter of 2019. We also intend to secure regulatory approval in numerous international markets and are currently developing a regulatory strategy for these markets.

Our business model anticipates generating revenue from the sale of our RAP console to dermatologists, plastic surgeons, and other physician offices, as well as medi-spas under the supervision of a doctor. More importantly, we expect recurring revenues will be generated by the sale of disposable cartridges that are utilized with each patient visit and treatment. Finally, we believe additional revenues will result from maintenance services to our customers. Our system comprises a control unit with a hand piece and our consumable treatment cartridges, which are designed to allow a physician to perform a single office visit involving multiple laser passes on an average-sized tattoo. In simple terms, we expect this to translate into approximately one treatment cartridge per patient, per visit.

Our ongoing research and development activities are primarily focused on obtaining FDA clearance for our system and then developing our system and treatment head for tattoo removal procedures. In addition to these development activities related to tattoo removal, we are exploring additional uses of RAP technology for the dermatology, plastic surgery, and aesthetic markets, as well as new methods for improving the safety and efficacy of laser-based devices.

The medical technology and aesthetic product markets are highly competitive and dynamic and are characterized by rapid and substantial technological development and product innovations. We will compete with many other technologies for consumer demand. Further, the aesthetic industry in which we will operate is particularly vulnerable to economic trends. The decision to undergo a procedure from our systems will be driven by consumer demand. Procedures performed using our systems are elective procedures, the cost of which must be borne by the patient and are not reimbursable through government or private health insurance. In times of economic uncertainty or recession, individuals often reduce the amount of money that they spend on discretionary items, including aesthetic procedures. The general economic difficulties being experienced and the lack of availability of consumer credit for some of our customers' patients could adversely affect the markets in which we will operate.

Recent Developments

On July 10, 2018, we commenced our first proof of concept trial for the reduction of cellulite. We enrolled five patients who each received one treatment on one thigh and three treatments separated by three weeks on the other thigh. The proof of concept trial is on-going, as additional treatments are planned, and as such, results have not been finalized.

On February 19, 2019, we consummated our initial public offering (“IPO”). In the IPO, we sold a total of 2,172,591 shares of common stock at a purchase price of $5.00 per share for gross proceeds of $10,862,955 and net proceeds of approximately $9,700,000. In connection with the closing of the IPO, our convertible notes (and related accrued interest) of $11,784,987 were converted into 6,825,391 shares of our common stock, accrued dividends of $4,773,480 were converted into 954,696 shares of our common stock and preferred stock, both Series A and Series B, were converted into 2,534,766 shares of our common stock. In addition, 100,000 shares of restricted grants vested in November 2018 and 127,500 shares of unvested restricted grants were immediately vested upon the completion of the IPO. Total shares of common stock outstanding at the closing of the IPO amounted to 14,613,000. Upon the closing of the IPO, certain notes were to be automatically converted according to their terms into our common stock to the extent and provided that certain holders of these notes are not permitted to convert such notes to the extent that the holders or any of its affiliates would beneficially own in excess of 4.99% of our common stock after such conversion. Due to this 4.99% limitation, principal representing $47,781 of these notes remained outstanding and will be converted into 273,034 shares of our common stock at such time as the 4.99% limitation continues to be met. The maturity date of these notes is automatically extended until such date the notes are fully converted and these notes cease to accrue interest and are not repayable in cash.

Results of Operations for the Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017

Below is a summary of the results of operations for the three months ended September 30, 2018 and 2017:

	Three Months Ended
	September 30,
	2018	2017	$ Change	% Change
Operating expenses
Research and development	$1,717,113	$717,785	$999,328	139.22%
Sales and marketing	109,565	30,198	79,367	262.82%
Depreciation and amortization	30,028	32,449	(2,421)	(7.46)%
General and administrative	794,991	720,411	74,580	10.35%
Total operating expenses	$2,651,697	$1,500,843	$1,150,854	76.68%

Research and development. Research and development ("R&D") expenses increased by $999,328 compared to the same period in 2017, primarily due to increases in contract engineering expenses of $838,922, salaries and related expenses of $86,782, which are largely due to personnel expenses being allocated more to R&D in the current period than in the prior period, clinical trial expenses of $29,444, and license and other expenses of $72,793. These increases were primarily offset by decreases in animal research expenses of $28,613. The overall increase in R&D costs reflects our transition from pure research to more development related activities.

Sales and marketing. Sales and marketing ("S&M") expenses increased by $79,367 compared to the same period in 2017, primarily due to increases in expenses related to social media development of $64,950 and our Scientific Advisory Board ("SAB") and the related cost of meetings with this group and other advisors of $14,417. We include our SAB fees in S&M because they primarily advise on our product launch and marketing decisions related to dermatologists and prospective patients.

General and administrative. General and administrative ("G&A") expenses increased by $74,580 compared to same period in 2017. This increase was primarily due to increases in membership expenses of $2,518, IT related expenses of $27,263, accounting and other professional expenses of $25,532, investor relations expenses of $22,539 and non-cash expenses related to the granting of stock options of $171,330. These increases were primarily offset by decreases in salaries and related expenses of $151,792, travel and related expenses of $19,732 and other expenses of $3,078.

Results of Operations for the Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017

Below is a summary of the results of operations for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended
	September 30,
	2018	2017	$ Change	% Change
Operating expenses
Research and development	$3,804,015	$3,144,771	$659,244	20.96%
Sales and marketing	178,115	77,098	101,017	131.02%
Depreciation and amortization	90,321	99,048	(8,727)	(8.81)%
General and administrative	2,078,191	2,264,506	(186,315)	(8.23)%
Total operating expenses	$6,150,642	$5,585,423	$565,219	10.12%

Research and development. R&D expenses increased by $659,244 compared to the same period in 2017, primarily due to increases in contract engineering expenses of $821,149, salaries and related expenses of $189,104, which are largely due to personnel expenses being allocated more to R&D in the current period than in the prior period, and license and other expenses of $97,224. These increases were offset by decreases in animal research expenses of $203,099 and clinical trial expenses of $245,134.

Sales and marketing. S&M expenses increased by $101,017 compared to the same period in 2017, primarily due to an increase in expenses related to social media development of $108,500 offset by decreases in our SAB and other conference related expenses of meetings of $7,483. We include our SAB fees in S&M because they primarily advise on our product launch and marketing decisions related to dermatologists and prospective patients.

General and administrative. G&A expenses decreased by $186,315 compared to same period in 2017 primarily due to decreases in salaries and related expenses of $357,236, primarily due to the accrual of bonuses in the first quarter of 2017 that was forgiven in 2018, travel expenses of $140,323, which were higher in the prior year due to the clinical trials that were being conducted in that period, requiring significant travel to the trial site, and other expenses of $30,071. These decreases were primarily offset by an increase in stock compensation expenses of $233,305, driven primarily by the increase in expenses related to the granting of stock options, membership expenses of $14,763, IT expenses of $55,390, investor relations expenses of $22,539 and accounting and other professional expenses of $15,318.

Liquidity and Capital Resources

Since our inception, and prior to our IPO, we have financed our operations through private placements of common stock, convertible preferred stock, convertible and non-convertible bridge notes. On September 30, 2018, we had $197,975 of cash and cash equivalents.

On February 19, 2019, we consummated our IPO. In the IPO, we sold a total of 2,172,591 shares of common stock at a purchase price of $5.00 per share for gross proceeds of $10,862,955 and net proceeds of approximately $9,700,000. In connection with the closing of the IPO, our convertible notes (and related accrued interest) of $11,784,987 were converted into 6,825,391 shares of our common stock, accrued dividends of $4,773,480 were converted into 954,696 shares of our common stock.

We expect to continue to invest in our research and development efforts to support our current initiatives. We will not generate revenue until our commercial RAP units are cleared by the FDA and sold.

We estimate our current cash resources, including the approximate $9,700,000 of net proceeds from the IPO is sufficient to fund our operations into but not beyond February 2020. We also recognizes we will need to raise additional capital in order to continue to execute our business plan, including obtaining regulatory clearance for our products currently under development and commercializing and generating revenues from products under development. There are no assurances that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to us. A failure to raise sufficient capital, generate sufficient product revenues, control expenditures and regulatory matters, among other factors, will adversely impact our ability to meet our financial obligations as they become due and payable and to achieve our intended business objectives. If we are unable to raise sufficient additional funds, we will have to scale back our operations.

Summary of Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2018 and 2017, respectively:

	For the nine months ended September 30,
	2018	2017
Net cash used in operating activities	$(3,726,305)	$(4,726,050)
Net cash used in investing activities	(27,160)	(64,833)
Net cash provided by financing activities	3,933,028	5,000,000
Net increase in cash and cash equivalents	$179,563	$209,117

Cash Flows for the nine months ended September 30, 2018 and 2017

Operating activities. Net cash used in operating activities was $3,726,305 during the nine months ended September 30, 2018, and consisted of a net loss of $6,895,374, which was offset by a net change in operating assets and liabilities of $2,353,484 and by non-cash items of $815,585. The significant items in the change in operating assets included an increase in prepaid expenses of $7,643 offset by a net increase in liabilities of $2,361,127, including an increase in accounts payable of $1,322,260, accrued liabilities of $339,275, accrued interest, related party and non-related party, of $701,102 and a decrease in deferred rent of $1,510. The increase in accounts payable was largely due to extended payment terms established with several vendors during our IPO process. The increase in accrued liabilities was driven primarily by salary deferrals for management of $323,906 that was enacted to conserve operating cash. The increase in accrued interest-related party is due to the issuance of the related party convertible notes and the calculation of interest thereon. Non-cash items consisted of depreciation and amortization expense of $90,321, amortization of deferred financing costs of $44,921, impairment of intangible assets of $19,138 and stock-based compensation of $661,205.

Net cash used in operating activities was $4,726,050 during the nine months ended September 30, 2017, and consisted of a net loss of $5,765,340, which was offset by a net change in operating assets and liabilities of $512,340 and by non-cash items of $526,950. The significant items in the change in operating assets included a decrease in prepaid expenses and other assets of $14,902 offset by increases in liabilities, including accrued liabilities of $104,485, accounts payable of $207,769, accrued interest-related party of $183,331 and deferred rent of $1,853. The increase in accrued interest-related party is due to the issuance of the related party convertible notes and the calculation of interest thereon. Non-cash items consisted of depreciation and amortization expense of $99,048 and stock-based compensation of $427,902.

Investing activities. Net cash used in investing activities for the nine months ended September 30, 2018 was $27,160 compared to $64,833 for the same comparable period in 2017. For the nine months ended September 30, 2018 and 2017, $16,008 and $47,189, respectively, was utilized towards the purchase of property and equipment as a result of the investment in our research equipment and office and research facilities. We invested $11,152 and $17,644 towards the acquisition of intangibles in the same periods in 2018 and 2017, respectively.

Financing activities. Net cash provided by financing activities during the nine months ended September 30, 2018 was $3,933,028 and consisted of the proceeds from the issuance of convertible notes - related party and non-related party for $2,397,000 and $1,978,000, respectively. In addition, $163,760 was a use of cash for debt issuance costs related to the issuance of the convertible notes non-related party and $278,212 was a use of cash for financing cost related to our IPO. Net cash provided by financing activities for the nine months ended September 30, 2017 was related to $5,000,000 convertible note issuances to a related party.

Contractual Obligations and Commitments

On April 5, 2012, we entered into a Patent and Technology License Agreement with The University of Texas M.D. Anderson Cancer Center (“MD Anderson”). Pursuant to the agreement, we obtained a royalty-bearing, worldwide, exclusive license to intellectual property including patent rights related to the patents and technology we use. Under the agreement, we agreed to pay a nonrefundable license documentation fee 30 days after the effective date of the agreement. Additionally, we agreed to pay a nonrefundable annual maintenance fee starting on the third anniversary of the effective date of the agreement, which escalates each anniversary. Additionally, we agreed to a running royalty percentage of net sales. We also agreed to make certain milestone and sublicensing payments.

MD Anderson has the right to terminate the agreement upon advanced notice in the event of a default by Soliton. The agreement will expire upon the expiration of the licensed intellectual property. The rights obtained by us pursuant to the agreement are made subject to the rights of the U.S. government to the extent that the technology covered by the licensed intellectual property was developed under a funding agreement between MD Anderson and the U.S. government. All out-of-pocket expenses incurred by MD Anderson in filing, prosecuting and maintaining the licensed patents have been and shall continue to be assumed by us.

Lease Commitments

We lease space for our corporate office, which provides for a five-year term beginning on July 15, 2015, for rent payments of $8,053 per month. Rent expense for non-cancellable operating leases with scheduled rent increases will be recognized on a straight-line basis over the lease term.

Future minimum lease payments under the operating leases as of September 30, 2018 were as follows:

Year Ending December, 31	Amount
2018	$25,164
2019	103,737
2020	108,429
Thereafter	36,668
Total future minimum lease payments	$273,998

Purchase Commitments

As of September 30, 2018, we had no non-cancellable purchase obligations to contract manufacturers and suppliers.

Unrecognized Tax Benefits

As of September 30, 2018, we have not recorded a provision for income taxes in our financial statements as we have been in a loss position since inception and we cannot be more certain than not that we will be able to recognize the income tax benefit from our NOL carry forward in the future.

Off-balance Sheet Arrangements

As of September 30, 2018, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

We maintain a set of disclosure controls and procedures designed to ensure that material information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that material information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures.

Under the supervision, and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness, as of September 30, 2018, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon such evaluation, our CEO and CFO have concluded that, as of September 30, 2018, our disclosure controls and procedures were not effective. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation, our management concluded that our material weaknesses in the form of (i) lack of segregation of duties; (ii) the limitations of our financial accounting system; and (iii) the absence of internal staff with extensive knowledge of SEC financial and GAAP reporting. As a result of the lack of executive finance and accounting personnel within the Company, internal controls related to preparation and review of the Company’s financial statements and related disclosures were not adequate.

To address these concerns, our management has reassessed its finance staffing needs and taken steps to begin to add adequate staffing and resources for the financial reporting process by hiring a Corporate Controller at the corporate office. Additional experienced personnel will be hired in the accounting and finance department, as it becomes economically feasible and sustainable, at the corporate office. New procedures were implemented and internal controls are continually being documented surrounding the month end financial closing and financial reporting processes to ensure proper and thorough review of journal entries, account reconciliations and financial statements. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Other than as described above, there has been no change in our internal control over financial reporting during our most recent calendar quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time in the ordinary course of our business, we may be involved in legal proceedings, the outcomes of which may not be determinable. The results of litigation are inherently unpredictable. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in diversion of significant resources. We are not able to estimate an aggregate amount or range of reasonably possible losses for those legal matters for which losses are not probable and estimable. We have insurance policies covering potential losses where such coverage is cost effective.

We are not at this time involved in any legal proceedings that we believe could have a material effect on our business, financial condition, results of operations or cash flows.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section entitled “Risk Factors” in our Post-Qualification Amendment to the Offering Statement dated February 13, 2019, with the SEC, which are incorporated herein by reference. The risks described in the Offering Circular are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes to our risk factors from those set forth in the Offering Circular.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We closed the initial tranche of the August 7, 2018 Fifth Note on October 19, 2018, for $207,346. The principal and interest on the Fifth Note was due on the earlier of one-year from the date of issuance or upon successful completion of our IPO. For each dollar in principal amount of notes purchased by investors, we issued the investors a five-year warrant to purchase one share of common stock at an exercise price of $1.75 per share that can be exercised (i) at any time on or after the issuances of the Fifth Note and (ii) on or prior to the close of business on the five-year anniversary of the issuances of the Fifth Note. Mr. Klemp, Dr. Capelli, Ms. Bisson and other members of management collectively purchased $125,000 of such notes and warrants.

The issuance of the above notes and warrants was exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act or Regulation D promulgated thereunder, and the issuance of the options was exempt from registration under the Securities Act in reliance upon Rule 701.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

As discussed in our Form 1-A, we stated that we intended to enter into employment agreements with our named executive officers upon the closing of our IPO on the following terms: (i) Mr. Klemp - base salary: $200,000; cash bonus target for 2019: 50%; option grant value target for 2019: $750,000; (ii) Dr. Capelli - base salary: $425,000; cash bonus target for 2019: 35%; option grant value target for 2019: $750,000; (iii) Ms. Bisson - base salary: $265,000; cash bonus target for 2019: 38%; option grant value target for 2019: $450,000; and (iv) Mr. Tanner - base salary: $250,000; cash bonus target for 2019: 36%; option grant value target for 2019: $350,000.

On February 25, 2019, we entered into employment agreements with each of the foregoing named executive officers. Each employment agreement provides for an initial term of one year, which will be automatically renewed for additional one-year terms unless either party chooses not to renew the employment agreement. The employment agreements provide for an initial base salary, cash bonus target, and option grant value target in accordance with the above disclosure set forth in our Form 1-A. Notwithstanding the targeted bonus and option amounts, the final determination on the amount of the bonus or option grant, if any, will be made by the Compensation Committee of the Board of Directors, based on criteria established by the Compensation Committee.

Pursuant to the employment agreements, if the named executive officer is terminated at our election without “cause” (as defined in the employment agreement), or by the named executive officer for “good reason” (as defined in the employment agreement), the named executive officer shall be entitled to receive severance payments equal to twelve months base salary, with respect to Mr. Klemp and Dr. Capelli, and nine months base salary, with respect to Ms. Bisson and Mr. Tanner, and, in each case, a pro rata portion of the target bonus, if any, for the year in which such termination occurs. Pursuant to the employment agreements, the named executive officers agreed not to compete with us until twelve months after the termination of their employment, with respect to Mr. Klemp and Dr. Capelli, and nine months after termination of their employment, with respect to Ms. Bisson and Mr. Tanner.

On February 26, 2019, our Board of Directors approved the following policy for compensating our independent members of the Board:

●

Each independent director shall receive annual cash compensation of $35,000. In addition, the chair person of the Audit Committee, Compensation Committee and Nominating and Governance Committee shall receive an annual compensation of $15,000, $10,000 and $7,500, respectively; the other members of such committees shall receive an annual compensation of $7,500, $5,000 and $5,000, respectively. In addition, since the independent directors had not received any compensation during 2018, the Board approved a one-time cash payment to each independent director of $25,000.

●

Upon the initial appointment (or election) of independent directors to the Board, the director will be issued a 10-year option to purchase 30,000 shares of our common stock, under our incentive stock plan, with four-year annual vesting and an exercise price equal the closing price of our common stock on the date of the appointment (or election). Since our current independent directors received such a grant upon joining, no additional option grants were made to such directors.

●

Annually, on the date of our annual meeting, each independent director that is re-elected at the annual meeting will be issued, upon a motion and approval of the Board of Directors, a 10-year option to purchase 15,000 shares of our common stock, under our incentive stock plan, with a one-year vesting period and an exercise price equal the closing price of our common stock on the date of the annual meeting.

Item 6.	Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description
10.1*	Employment Agreement by and between Soliton, Inc. and Walter Kemp, effective February 25, 2019
10.2*	Employment Agreement by and between Soliton, Inc. and Christopher Capelli, effective February 25, 2019
10.3*	Employment Agreement by and between Soliton, Inc. and Joe Tanner, effective February 25, 2019
10.4*	Employment Agreement by and between Soliton, Inc. and Lori Bisson, effective February 25, 2019
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1*(1)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*(1)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	SXRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

(1)

The certifications on Exhibit 32 hereto are deemed not “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLITON, INC.

SIGNATURE	TITLE	DATE

/s/ Christopher Capelli	Chief Executive Officer, President and Director	March 1, 2019
Christopher Capelli	(principal executive officer)

/s/ Lori Bisson	Chief Financial Officer and Executive Vice-President	March 1, 2019
Lori Bisson	(principal financial and accounting officer)