Form 10-Q
period 2019-03-31
Soliton, Inc.
filed 2019-05-13
CIK 1548187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

844-705-4866

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

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	SOLY	The NASDAQ Stock Market LLC

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 14,678,435 as of May 5, 2019.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

SOLITON, INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
ASSETS	2019	2018
Current assets:
Cash and cash equivalents	$4,860,690	$133,435
Restricted cash	200,000	-
Total cash	5,060,690	133,435
Prepaid expenses and other current assets	230,882	10,533
Total current assets	5,291,572	143,968
Deferred direct issuance costs - proposed offering	-	276,560
Property and equipment, net of accumulated depreciation	987,967	1,014,240
Intangible assets, net of accumulated amortization	86,080	84,942
Other assets	23,283	23,283
Total assets	$6,388,902	$1,542,993

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$546,067	$2,737,836
Accrued liabilities	1,360,958	1,863,874
Dividends payable	-	4,613,260
Accrued interest	-	133,804
Accrued interest - related party	-	1,162,719
Convertible notes payable, net	47,781	1,784,976
Convertible notes payable - related party	-	8,422,000
Notes payable, net	-	293,568
Notes payable - related party, net	-	65,479
Deferred rent - current portion	7,106	7,106
Total current liabilities	1,961,912	21,084,622
Deferred rent	15,250	16,256
Total liabilities	1,977,162	21,100,878
Commitments and contingencies (Note 5)
Stockholders’ equity (deficit)
Series A preferred stock, $0.001 par value, liquidation value of $1,999,997, 416,666 shares designated, issued and outstanding at December 31, 2018	-	417
Series B preferred stock, $0.001 par value, liquidation value of $14,000,641, 2,118,100 shares designated, issued and outstanding at December 31, 2018	-	2,118
Common stock, $0.001 par value, 100,000,000 authorized, 14,613,000 shares issued and outstanding at March 31, 2019 and 1,998,056 shares issued and outstanding at December 31, 2018	14,613	1,998
Additional paid-in capital	49,896,966	22,568,857
Accumulated deficit	(45,499,839)	(42,131,275)
Total stockholders’ equity (deficit)	4,411,740	(19,557,885)
Total liabilities and stockholders’ equity (deficit)	$6,388,902	$1,542,993

See accompanying notes to the unaudited condensed financial statements

SOLITON, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31,
	2019	2018
Revenue	$-	$-

Operating expenses:
Research and development	445,402	692,725
Sales and marketing	57,016	12,500
Depreciation and amortization	29,703	30,561
General and administrative	1,854,684	449,029
Total operating expenses	2,386,805	1,184,815

Loss from operations	(2,386,805)	(1,184,815)

Other (expense) income:
Interest expense	(822,858)	(166,887)
Interest income	1,318	37
Total other (expense) income	(821,540)	(166,850)

Loss before income taxes	(3,208,345)	(1,351,665)
Income tax (expense) benefit	-	-

Net loss	(3,208,345)	(1,351,665)
Dividend to series A and B preferred stockholders	(160,219)	(320,000)
Net loss attributable to common stockholders	$(3,368,564)	$(1,671,665)

Net loss per common share, basic and diluted	$(0.43)	$(0.92)

Weighted average number of common shares outstanding, basic and diluted	7,745,378	1,820,556

See accompanying notes to the unaudited condensed financial statements

SOLITON, INC.

STATEMENTS OF CHANGES IN

STOCKHOLDERS’ Equity (DEFICIT)

(UNAUDITED)

	Series A		Series B				Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Par	Shares	Par	Shares	Par	Capital	Deficit	Total

Balance, December 31, 2018	416,666	$417	2,118,100	$2,118	1,998,056	$1,998	$22,568,857	$(42,131,275)	$(19,557,885)

Share-based compensation							512,045		512,045
Debt discount on convertible notes and notes payable – issuance of warrants							145,974		145,974
Payment of deferred direct issuance costs							(186,029)		(186,029)
Issuance of common shares for extinguishment of preferred shares	(416,666)	(417)	(2,118,100)	(2,118)	2,534,766	2,535			-
Issuance of common shares for extinguishment of convertible debt					6,825,391	6,825	11,778,162		11,784,987
Issuance of common shares for extinguishment of dividends payable					954,696	955	4,772,525		4,773,480
Issuance of common shares from IPO, net of costs					2,172,591	2,173	9,871,494		9,873,667
Issuance of common shares for accelerated vesting					127,500	127	(127)		-
Accrued preferred dividends								(160,219)	(160,219)
Net loss								(3,208,345)	(3,208,345)
Debt forgiveness							434,065		434,065

Balance, March 31, 2019	-	$-	-	$-	14,613,000	$14,613	$49,896,966	$(45,499,839)	$4,411,740

See accompanying notes to the unaudited condensed financial statements

	Series A		Series B				Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Par	Shares	Par	Shares	Par	Capital	Deficit	Total

Balance, December 31, 2017	416,666	$417	2,118,100	$2,118	1,820,556	$1,821	$21,031,388	$(31,356,339)	$(10,320,595)

Share-based compensation							145,553		145,553
Accrued preferred dividends								(320,000)	(320,000)
Net loss								(1,351,665)	(1,351,665)

Balance, March 31, 2018	416,666	$417	2,118,100	$2,118	1,820,556	$1,821	$21,176,941	$(33,028,004)	$(11,846,707)

See accompanying notes to the unaudited condensed financial statements

SOLITON, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,208,345)	$(1,351,665)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	29,703	30,561
Share-based compensation	512,045	145,553
Amortization of debt discount	664,953	-
Deferred rent	(1,006)	125
Changes in operating assets - (Increase)/Decrease:
Prepaid expenses and other current assets	(220,349)	(1,954)
Changes in operating liabilities - Increase/(Decrease):
Accounts payable	(1,941,769)	477,328
Accrued liabilities	(68,853)	(345,802)
Non-convertible accrued interest - non-related and related party	10,617	-
Convertible accrued interest - related party	145,667	166,857
NET CASH USED IN OPERATING ACTIVITIES:	(4,077,337)	(878,997)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for the purchase of property and equipment	(3,430)	-
Payments for acquisition of intangibles	(1,138)	(3,880)
NET CASH USED IN INVESTING ACTIVITIES:	(4,568)	(3,880)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of non-convertible notes payable - related party and non-related party	(985,000)	-
Payment of non-convertible notes payable accrued interest - related party and non-related party	(20,038)	-
Proceeds from the issuance of non-convertible notes payable - non-related party	300,000	-
Proceeds from initial public offering	9,714,198	-
Proceeds from convertible notes payable - related party	-	875,000
NET CASH PROVIDED BY FINANCING ACTIVITIES:	9,009,160	875,000

Net increase (decrease) in cash and cash equivalents	4,927,255	(7,877)
Cash and cash equivalents, beginning of period	133,435	18,412
Cash and cash equivalents, end of period	$5,060,690	$10,535

Supplemental cash flow disclosures:
Cash paid for interest	$20,038	$-

Non-cash operating and financing activities:
Accrued preferred dividends	$160,219	$320,000
Capital contributions - extinguishment of deferred compensation	$434,065	$-
Issuance of common stock for extinguishment of convertible note payable - related party and non-related party	$10,352,219	$-
Issuance of common stock for extinguishment of convertible note payable accrued interest - related party and non-related party	$1,432,768
Issuance of common stock for extinguishment of dividends payable	$4,773,480	$-
Issuance of common stock for extinguishment of preferred stock A and preferred stock B	$2,535	$-
Deferred direct issuance costs - APIC	$145,974	$-

See accompanying notes to the unaudited condensed financial statements

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

Initial Public Offering

On February 19, 2019, the Company consummated its initial public offering (“IPO”). In the IPO, the Company sold a total of 2,172,591 shares of common stock at a purchase price of $5.00 per share for gross proceeds of $10,862,955 and net proceeds of approximately $9,700,000. In connection with the closing of the IPO, the Company's convertible notes (and related accrued interest) of $11,784,987 were converted into 6,825,391 shares of the Company's common stock, accrued dividends of $4,773,480 were converted into 954,696 shares of the Company's common stock, and preferred stock, both Series A and Series B, was converted into 2,534,766 shares of the Company's common stock. In addition, 127,500 shares of unvested restricted grants were immediately vested upon the completion of the IPO. Total shares of common stock outstanding at the closing of the IPO amounted to 14,613,000. Upon the closing of the IPO, certain notes were to be automatically converted according to their terms into the Company’s common stock to the extent and provided that certain holders of these notes are not permitted to convert such notes to the extent that the holders or any of its affiliates would beneficially own in excess of 4.99% of the Company’s common stock after such conversion. Due to this 4.99% limitation, principal representing $47,781 of these notes remained outstanding and will be converted into 273,034 shares of our common stock at such time when the conversion will not result in the holders and any of its affiliates to own more than 4.99% of our outstanding common shares. The maturity date of these notes is automatically extended until such date the notes are fully converted and these notes cease to accrue interest and are not repayable in cash.

Going Concern

The Company is an early stage and emerging growth company and has not generated any revenues to date. As such, the Company is subject to all of the risks associated with early stage and emerging growth companies. Since inception, the Company has incurred losses and negative cash flows from operating activities.

For the three months ended March 31, 2019 and 2018, the Company incurred net losses of $3,208,345 and $1,351,665, respectively, and had net cash flows used in operating activities of $4,077,337 and $878,997, respectively. At March 31, 2019, the Company had an accumulated deficit of $45,499,839, working capital of $3,329,660 and cash of $5,060,690. The Company does not expect to experience positive cash flows from operating activities in the near future, if at all. The Company anticipates incurring operating losses for the next several years as it completes the development of its products and seeks requested regulatory clearances to market such products. These factors raise substantial doubt about the Company's ability to continue as a going concern within one year after the date the financial statements are issued. The accompanying financial statements have been prepared on a going concern basis and do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s cash on hand of $5,060,690 as of March 31, 2019 is sufficient to fund its operations into but not beyond February 2020. The Company also believes it will need to raise additional capital in order to continue to execute its business plan, including obtaining regulatory clearance for its products currently under development and commercializing and generating revenues from products under development. There is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to the Company. A failure to raise sufficient capital will adversely impact the Company’s ability to meet its financial obligations as they become due and payable and to achieve its intended business objectives. If the Company is unable to raise sufficient additional funds, it will have to scale back its operations.

Basis of Presentation

The accompanying condensed interim financial statements are unaudited. These unaudited interim financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") for interim financial information. Accordingly, they do not include all the information and footnotes required by U.S. Generally Accepted Accounting Principles ("GAAP") for complete financial statements. These unaudited condensed interim financial statements should be read in conjunction with the audited financial statements and accompanying notes as found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 29, 2019. In the opinion of management, the unaudited condensed interim financial statements reflect all the adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year. The December 31, 2018 balance sheet included herein was derived from the audited financial statements, but does not include all disclosures, including notes, required by GAAP for complete financial statements.

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

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid accounts with original maturities of three months or less to be cash equivalents or restricted cash. Restricted cash consists of amounts held in deposit with the Company’s bank for letters of credit and are available as a method of payment for a certain vendor. The Company participates in an insured cash sweep program through its bank that sweeps cash balances exceeding the FDIC insured limit of $250,000 into multiple accounts. Periodically in the ordinary course of business, the Company may carry cash balances at financial institutions in excess of the insured limits of $250,000.

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

Intangible Assets

Intangible assets include trademarks. At March 31, 2019 and December 31, 2018, the Company had trademarks of $86,080 and $84,942, respectively. The Company does not amortize trademarks with indefinite useful lives, rather, such assets are required to be tested for impairment at least annually or sooner if events or changes in circumstances indicate that the asset may be impaired. Amortization expense for the three months ended March 31, 2019 and 2018 was $0 and $376, respectively.

Long-Lived Assets

The Company evaluates its long-lived assets, including equipment and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of each asset to the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the asset is considered impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired assets.

Deferred Rent

Deferred rent is recorded and amortized to the extent the total minimum rental payments allocated to the current period on a straight-line basis differ from the cash payments required.

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

At March 31, 2019 and December 31, 2018, the carrying amounts of the Company's financial instruments, including cash and cash equivalents, restricted cash and accounts payable, approximate their respective fair value due to the short-term nature of these instruments.

At March 31, 2019 and December 31, 2018, the Company does not have any assets or liabilities required to be measured at fair value on a recurring basis.

Deferred Direct Issuance Costs – Offering

The Company had offering costs of $276,560, consisting of legal, accounting and other fees and costs related to the IPO, of which $250,000 was previously paid through accounts payable and the remaining $26,560 was reclassified to additional paid-in capital as a reduction of the proceeds upon the closing of the IPO in February 2019.

Warrants to Purchase Common Stock

We accounted for warrants issued in connection with notes payable in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification (ASC) Topic 480-10, Distinguishing Liabilities from Equity, which identifies three categories of freestanding financial instruments that are required to be accounted for as a liability. Based on this guidance, we determined that our warrants did not need to be accounted for as a liability. Accordingly, the warrants were classified as equity and are not subject to remeasurement at each balance sheet date. In addition, we accounted for issuance costs of warrants in accordance with ASC 470-20-25, Debt with Conversion and Other Options, which states proceeds from the sale of a debt instrument with stock purchase warrants (detachable call options) are allocated to elements based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at time of issuance. The portion of the proceeds so allocated to the warrants are accounted for as paid-in capital. The remainder of the proceeds are allocated to the debt instrument which may result in a discount or premium. The fair value is estimated using the Black-Scholes option pricing model, based on the market value of the underlying common stock at the measurement date, the contractual term of the warrant, risk-free interest rates, expected dividends, if any, and expected volatility of the price of the underlying common stock.

Research and Development Expenses

Research and development expenses are recognized as incurred and include the costs related to the Company's various contract research service providers, suppliers, engineering studies, supplies, outsourced testing and consulting, clinical costs, patent costs and salaries and related costs of employees working directly on research activities.

Stock-Based Compensation

Stock-based compensation expense includes the estimated fair value of equity awards vested during the reporting period. The expense for equity awards vested during the reporting period is determined based upon the grant date fair value of the award and is recognized as expense over the applicable vesting period of the stock award using the straight-line method.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and the tax bases of reported assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company must then assess the likelihood that the resulting deferred tax assets will be realized. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. Tax rate changes are reflected in income during the period such changes are enacted. The Company's tax years ending December 31, 2016 and thereafter remain subject to examination by the tax authorities.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company has recorded a full valuation allowance against its net total deferred tax assets as of March 31, 2019 and December 31, 2018 because management determined that it is not more-likely-than not that those assets will be realized. Accordingly, there was no income tax benefit for the three months ended March 31, 2019 and 2018.

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company's financial statement as of March 31, 2019. The Company does not expect any significant changes in the unrecognized tax benefits within twelve months of the reporting date.

The Company classifies interest expense and any related penalties related to income tax uncertainties as a component of income tax expense. No interest or penalties have been recognized for the three months ended March 31, 2019 and 2018.

Net Loss per Common Share

Basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. As of March 31, 2019, potentially dilutive securities included options to purchase 2,636,750 common shares and warrants to purchase 1,228,431 common shares.

As of March 31, 2018, potentially dilutive securities included options to purchase 15,000 common shares, preferred stock convertible to 2,534,766 common shares, accrued preferred stock dividend convertible at a price determined by the Company's Board of Directors (the "Board"), unvested restricted stock of 305,000 shares, respectively, and notes and accrued interest convertible to common shares upon a future financing.

JOBS Act Accounting Election

The Company is an emerging growth company ("EGC"), as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). The JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-EGC's but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised, and it has different application dates for public or private companies, the Company, as an EGC, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an EGC nor an EGC which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Subsequent Events

The Company’s management reviewed all material events through the date that the financial statements were issued for subsequent event disclosure consideration. See Note 7 for additional information.

Recent Accounting Standards

In February 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-02, “Leases (Topic 842)”, which establishes a right-of-use (“ROU”) model requiring a lessee to recognize a ROU asset and a lease liability for all leases with terms greater-than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This guidance is effective, for public EGC companies like the Company, for fiscal years beginning after December 15, 2019 and may include interim periods within those fiscal years. The modified retrospective transition approach applies to leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company has the option to instead apply the provisions at the effective date without adjusting the comparative periods presented. The Company is currently evaluating the impact of this guidance on its financial position, results of operations, and cash flows.

In June 2018, the FASB issued ASU No. 2018-07, “Compensation Stock Compensation (Topic 718), Improvements to Non-Employee Share-Based Payment Accounting.” Under legacy guidance, the accounting for non-employee share-based payments differs from that applied to employee awards, particularly with regard to the measurement date and the impact of performance conditions. ASU No. 2018-07 provides that existing employee guidance will apply to non-employee share-based transactions (as long as the transaction is not effectively a form of financing), with the exception of specific guidance related to the attributions of compensation cost. The cost of non-employee awards will continue to be recorded as if the grantor had paid cash for the goods or services. In addition, the contractual term will be able to be used in lieu of an expected term in the option-pricing model for non-employee awards.  The Company adopted the standard as of January 1, 2019 and it did not have an impact on the Company's financial statements, as non-employee stock compensation is nominal relative to the Company's total expenses for the three months ended March 31, 2019.

The Company does not believe that any other recently issued effective standards, or standards issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

Note 2 - Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	March 31,	December 31,
	2019	2018

Prepaid insurance	$228,446	$9,453
Other receivables	2,436	1,080
Total prepaid expenses and other current assets	$230,882	$10,533

Note 3 - Property and Equipment

Property and equipment consisted of the following:

	March 31,	December 31,
	2019	2018

Computer equipment and software	$109,134	$105,704
Research and development equipment	244,480	244,480
Lab equipment	780,000	780,000
Leasehold improvements	242,167	242,167
Furniture	19,893	19,893
Subtotal	1,395,674	1,392,244
Less: accumulated depreciation	(407,707)	(378,004)
Total property and equipment, net	$987,967	$1,014,240

Depreciation expense for the three months ended March 31, 2019 and 2018 was $29,703 and $30,185, respectively.

Note 4 - Convertible Notes Payable

On February 19, 2019, the Company consummated its IPO. In connection with the closing of the IPO, the Company's convertible notes (and related accrued interest) of $11,784,987 were converted into 6,825,391 shares of the Company's common stock and accrued dividends payable of $4,773,480 were converted into 954,696 shares of the Company's common stock. Upon the closing of the IPO, certain notes were to be automatically converted according to their terms into the Company’s common stock to the extent and provided that certain holders of these notes are not permitted to convert such notes to the extent that the holders or any of its affiliates would beneficially own in excess of 4.99% of the Company’s common stock after such conversion. Due to this 4.99% limitation, principal representing $47,781 of these notes remained outstanding and will be converted into 273,034 shares of our common stock at such time when the conversion will not result in the holders and any of its affiliates to own more than 4.99% of our outstanding common shares. The maturity date of these notes is automatically extended until such date the notes are fully converted and these notes cease to accrue interest and are not repayable in cash.

The total amount of issuance under the First Note and First Amendment throughout 2017 amounted to $5,000,000 and were issued to a single related party, who is a major stockholder of the Company. As a result of the Company’s IPO, the principal amount of $5,000,000 and accrued interest of $944,063 were converted into 1,585,086 shares of the Company’s common stock as of March 31, 2019.

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

As of March 31, 2019, the total amount of issuance under the Second Note amounted to $1,900,000 and were issued to a single related party, who is a major stockholder of the Company. As a result of the Company’s IPO, the principal amount of $1,900,000 and accrued interest of $223,368 were converted into 566,235 shares of the Company’s common stock as of March 31, 2019.

On April 2, 2018, the Board approved a note purchase agreement (the "Third Note"), which was amended on August 10, 2018, allowing the Company to sell an aggregate of $500,000 of Notes. The Third Note provided that, on the closing date of the IPO, the outstanding principal and accrued, but unpaid, interest would be converted into common stock at the conversion price of $0.175. However, certain notes holders are not permitted to convert their notes when the holders or any of its affiliates would beneficially own in excess of 4.99% of the Company’s common stock after such conversion. The holders of the Company’s outstanding preferred shares agreed to waive the adjustment to the preferred stock conversion price triggered by the Third Note. The Notes bore interest at 10.0% per annum and were to mature on April 2, 2020 but were settled as a result of the Company's IPO on February 19, 2019.

As of March 31, 2019, the total amount of issuance under the Third Note amounted to $500,000. The Company issued $250,000 to a single related party, who is a major stockholder of the Company, and $250,000 to four non-related party investors. As a result of the Company’s IPO, the principal amount of $452,219 and accrued interest of $43,562 were converted into 2,833,034 shares of the Company’s common stock as of March 31, 2019. As of March 31, 2019, the total amount outstanding under the Third Note amounted to $47,781.

On April 17, 2018, the Board approved a note purchase agreement (the "Fourth Note") allowing the Company to sell an aggregate of $3,000,000 of Notes. The Fourth Note provided that on the closing date of the IPO, the outstanding principal and accrued, but unpaid, interest would be converted into common stock at the conversion price of $1.75. The holders of the Company’s outstanding preferred shares agreed to waive the adjustment to the preferred stock conversion price triggered by the Fourth Note. The Notes bore interest at 10.0% per annum and mature two years from the Note issuance date but were settled as a result of the Company's IPO on February 19, 2019.

As of March 31, 2019, the total amount of issuance under the Fourth Note amounted to $3,000,000. The Company issued $1,272,000 in principal amount of such Notes to related party investors and $1,728,000 to non-related party investors. As a result of the Company’s IPO, the principal amount of $3,000,000 and accrued interest of $221,775 were converted into 1,841,036 shares of the Company’s common stock as of March 31, 2019.

The Company incurred issuance costs relating to the Fourth Note in the amount of $163,760, which were being amortized over 24-months but were accelerated as a result of the Company’s IPO closing, resulting in the remaining $118,492 being expensed during the three months ended March 31, 2019.

The Company also issued warrants to purchase 91,350 shares of common stock at a price of $1.75 per share to placement agents in connection with the Notes issued under the Fourth Note in the amount of $103,006. For additional information, see Note 6. The value of these warrants was also being amortized over 24-months months but were accelerated as a result of the Company’s IPO closing, resulting in the remaining $74,532 being expensed during the three months ended March 31, 2019.

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

On August 31, 2018, the Company's Board approved a $200,000 increase to the Fifth Note authorized on August 7, 2018. On December 21, 2018, the Company's Board approved an additional $300,000 increase to the Fifth Note authorized on August 7, 2018 up to a maximum of $985,000. From October 2018 to February 2019, the Company issued $125,000 and $860,000 of the Fifth Note to related parties and non-related parties, respectively. On February 15, 2019, the Company paid $985,000 in principal and $20,038 in accrued interest to the note holders to repay the Fifth Note in full.

The Company issued 685,000 warrants in connection with the issuances of the Fifth Note in 2018. These warrants were valued at $775,616. Proceeds of $363,748 (of which $66,423 was for related party and $297,325 was for non-related party) were allocated to issuance cost based on the relative fair value of these warrants. These issuance costs were being amortized over 24-months but were accelerated as a result of the Company’s IPO closing, resulting in the remaining balance of $325,955 being expensed during the three months ended March 31, 2019.

The Company issued 300,000 warrants in connection with the issuances of the Fifth Note in January and February 2019. These warrants were valued at $285,234. Proceeds of $145,974 (of which all was for non-related party) were allocated to issuance cost based on the relative fair value of these warrants. These issuance costs were being amortized over 24-months but were accelerated as a result of the Company’s IPO closing, resulting in the entire balance of $145,974 being expensed during the three months ended March 31, 2019.

Note 5 - Commitments and Contingencies

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

Leases

The Company leases space for its corporate office, which provides for a five-year term beginning on July 15, 2015, for rent payments of $8,053 per month. Total rent expense under this office space lease arrangement for each of the three months ended March 31, 2019 and 2018 was $24,158 and $16,793, respectively.

Future minimum lease payments as of March 31, 2019 were as follows:

Year Ending December 31,	Amount

2019	$78,573
2020	108,429
Thereafter	36,668
Total future minimum lease payments	$223,670

Legal Proceedings

In the normal course of business, from time-to-time, the Company may be subject to claims in legal proceedings. However, the Company does not believe it is currently a party to any pending legal actions. Notwithstanding, legal proceedings are subject-to inherent uncertainties, and an unfavorable outcome could include monetary damages, and in such event, could result in a material adverse impact on the Company's business, financial position, results of operations or cash flows.

Note 6 - Stockholders’ Deficit

Preferred Stock

The Company was authorized to issue 2,534,766 shares of preferred stock with a par value of $0.001 per share with such designation, rights, and preferences as may be determined from time-to-time by the Company's Board.

As of March 31, 2019 and December 31, 2018, there were 0 and 416,666 Series A preferred stock and 0 and 2,118,100 Series B preferred stock issued and outstanding, respectively.

The Series A preferred stock had the following features:

1.

Dividends accrued at a rate of 8% per annum based on $4.80 per Series A preferred share, the dividends were cumulative but non-compounding and payable upon the Company’s voluntary or involuntary liquidation, dissolution or winding up, the exercise of conversion rights of the holder, the declaration by the Company’s Board, upon a closing of the sale of the Company’s common shares to the public at a price of at least $24.00 per share with at least $50,000,000 of gross proceeds and the common shares listed on the New York Stock Exchange or NASDAQ Capital Market, and upon conversion of at least 50.1% of the issued and outstanding Series A preferred stock. The Company had the option to pay the dividend in cash or by issuing common stock.

2.	A liquidation right preference over the right of the Company’s common stock.

3.	Each share of the Series A preferred stock had one voting right.

4.

Each share of the Series A preferred stock was convertible by the holder, at any time, into shares of common stock equal to $4.80 divided by a conversion price, initially set at $4.80. The conversion price was adjustable upon certain events.

The Series B preferred stock has similar rights as Series A preferred stock except that the dividends were based on $6.61 per Series B preferred share and Series B preferred stock was convertible into common stock at a rate of $6.61 divided by a conversion price initially set at $6.61. As of the Company’s IPO date of February 19, 2019 and December 31, 2018, accrued dividends for preferred stock were $4,773,480 and $4,613,261, respectively. The holder of the Series A and Series B preferred stock agreed to convert the preferred stock into common stock upon the completion of the Company's IPO. The holders of the Company’s outstanding shares of preferred stock agreed to waive the adjustment to the conversion price of the preferred stock upon the issuances of the Third and Fourth Note.

On February 14, 2019, all outstanding shares of Series A and Series B preferred stock and accrued dividends on these shares were converted into 2,534,766 and 954,696 shares of common stock upon the closing of the Company’s IPO. The Company amended its articles of incorporation on February 19, 2019 to no longer have preferred shares authorized under the amended articles of incorporation.

Adoption of 2012 Long Term Incentive Plan

In November 2012, the Company’s Board and stockholders adopted the 2012 Long Term Incentive Plan (the “2012 Stock Plan”). The 2012 Stock Plan is designed to enable the Company to offer employees, officers, directors and consultants, as defined, an opportunity to acquire a proprietary interest in the Company. The types of awards that may be granted under the 2012 Stock Plan include stock options, stock appreciation rights, restricted stock, and other stock-based awards subject to limitations under applicable law. All awards are subject to approval by the Company’s Board. The 2012 Stock Plan reserves shares of common stock for issuance in accordance with the 2012 Stock Plan’s terms. Total number of shares reserved and available for issuance under the plan is 789,745 shares. As of March 31, 2019, 14,745 shares remained under the 2012 Stock Plan. We do not intend to utilize the 2012 Stock Plan and intend to utilize our 2018 Stock Plan.

Adoption of 2018 Stock Plan

In June 2018, the Company’s Board and stockholders adopted the 2018 Stock Plan. The 2018 Stock Plan is designed to enable the Company to offer employees, officers, directors and consultants, as defined, an opportunity to acquire a proprietary interest in the Company. The types of awards that may be granted under the 2018 Stock Plan include stock options, stock appreciation rights, restricted stock, and other stock-based awards subject to limitations under applicable law. All awards are subject to approval by the Company’s Board. The 2018 Stock Plan reserves shares of common stock for issuance in accordance with the 2018 Stock Plan’s terms. Total number of shares reserved and available for issuance under the plan is 3,000,000 shares. As of March 31, 2019, 378,250 shares remained available for grant under the 2018 Stock Plan.

Restricted Stock

During the three months ended March 31, 2019 and 2018, the Company recorded $264,453 and $145,553, respectively, in stock-based compensation for the restricted shares previously issued. Immediately upon the Company’s IPO on February 14, 2019, all remaining unvested restricted shares of 127,500 vested and no unvested restricted shares remained at March 31, 2019. During the three months ended March 31, 2018, no restricted shares vested. As of March 31, 2019, there was no remaining unamortized expense related to the restricted shares.

Stock Options

The following table summarizes stock option activities for the three months ended March 31, 2019:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (in Years)	Aggregate Intrinsic Value

Outstanding, December 31, 2018	2,235,000	$1.74	9.44	23,100
Granted	401,750	1.75
Exercised	-	-
Cancelled	-	-
Outstanding, March 31, 2019	2,636,750	$1.74	7.92	16,767,663

Exercisable, March 31, 2019	7,500	$0.13	8.51	$59,775

In January 2019, certain individuals agreed to the extinguishment of approximately $484,000 in deferred compensation that had been earned through September 30, 2018 and was to be repaid out of the proceeds from the Company's IPO. In recognition of this extinguishment of deferred compensation, during the three months ended March 31, 2019, the Company granted these individuals options to purchase 401,750 shares of the Company’s common stock with an exercise price of $1.75 per share, for a term of 10 years, and a vesting period of 25% per quarter over 1 year. The options have an aggregated grant date fair value of $456,961 that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 2.53% based on the daily yield curve rates for U.S. Treasury obligations, (2) expected life of 5.27 years based on the simplified method (vesting plus contractual term divided by two), (3) expected volatility of 84.4% based on the historical volatility of comparable companies' stock, (4) no expected dividends and (5) fair market value of the Company's stock at $1.67 per share which value was determined by the Company's Board after reviewing and considering, among other factors, a valuation report issued by an independent appraisal firm.

All options issued and outstanding are being amortized over their respective vesting periods. The unrecognized compensation expense at March 31, 2019 was $2,530,333. During the three months ended March 31, 2019 and 2018, the Company recorded option expense of $247,592 and $0, respectively.

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

From October through December 2018, the Company issued warrants to purchase 685,000 shares of common stock at an exercise price of $1.75. The warrants expire five-years from the date of issuance. In addition, the Company issued warrants to purchase 300,000 shares of common stock at an exercise price of $1.75 on various dates in January and February of 2019. The warrants were issued to investors in connection with notes issued under the Fifth Note.

On February 19, 2019, the Company issued five-year warrants to the underwriters of the Company's IPO to purchase 152,081 shares of common stock at an exercise price of $6.00.

The grant date fair value of these 1,228,431 warrants was $1,636,232, which was determined utilizing the Black-Scholes option pricing model. Variables used in the Black-Scholes option-pricing model include (1) discount rate in the range of 2.5% to 2.8% based on the daily yield curve rates for U.S. Treasury obligations, (2) expected term of 5 years based on the term of the warrants, (3) expected volatility of 84% to 85% based on the historical volatility of comparable companies' stock, (4) no expected dividends, and (5) fair market value of the Company's stock at $1.67 per share for warrants issued prior to the IPO, a value determined by the Company's Board after reviewing and considering, among other factors, a valuation report issued by an independent appraisal firm, or the fair market value of the Company's stock at the closing of its' IPO on February 19, 2019 of $4.87 for warrants on that day.

The fair value amount was included in discounts on convertible notes payable and being amortized over the life of the convertible notes payable. As a result of the Company’s IPO closing on February 14, 2019, all $664,953 of unamortized discount on convertible notes payable was accelerated and recorded as warrant expense.

The following table summarizes warrant activities for the three months ended March 31, 2019:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value

Outstanding, December 31, 2018	776,350	$1.75	4.80	$-
Granted	452,081	3.18
Exercised	-	-
Cancelled	-	-
Outstanding, March 31, 2019	1,228,431	$2.28	4.66	$7,154,193

Exercisable, March 31, 2019	1,228,431	$2.28	4.66	$7,154,193

Note 7 - Subsequent Events

On May 8, 2019, we granted 87,500, 87,500 and 25,000 shares of restricted common stock to three consultants in connection with the provision of services pursuant to agreements entered into effective April 15, 2019, April 15, 2019 and April 29, 2019, respectively. The consultants were each accredited investors. 25,000 shares vest within four months of the approval date of the agreement. The remaining 175,000 shares vest over 42-months, beginning on September 19, 2019.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the financial statements and the related notes appearing elsewhere in this Form 10-Q. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. See our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 29, 2019 (the “2018 Annual Report on Form 10-K”), under "Risk Factors", available on the Security and Exchange Commission's (“SEC”) EDGAR website at www.sec.gov, for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under “Risk Factors” and elsewhere in this Form 10-Q.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

We make forward-looking statements under the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this Form 10-Q. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “should,” “would,” “could,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or “continue,” and the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to known and unknown risks, uncertainties and assumptions about us, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks and uncertainties described under “Risk Factors” as discussed in our 2018 Annual Report on Form 10-K and in other filings made by us from time to time with the SEC.

While we believe we have identified material risks, these risks and uncertainties are not exhaustive. Other sections of this Form 10-Q may describe additional factors that could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible to predict all risks and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

●	the success of our future clinical trials;

●	compliance with obligations under our intellectual property license with The University of Texas M.D. Anderson Cancer Center (“MD Anderson”);

●	market acceptance of the RAP device;

●	competition from existing products or new products that may emerge;

●	potential product liability claims;

●	our dependency on third-party manufacturers to supply or manufacture our products;

●	our ability to establish or maintain collaborations, licensing or other arrangements;

●	our ability and third parties’ abilities to protect intellectual property rights;

●	our ability to adequately support future growth;

●	our ability to attract and retain key personnel to manage our business effectively;

●	risks associated with our identification of material weaknesses in our control over financial reporting;

●	natural disasters affecting us, our primary manufacturer or our suppliers;

●	our ability to establish relationships with health care professionals and organizations;

●	general economic uncertainty that adversely effects spending on cosmetic procedures;

●	volatility in the market price of our stock; and

●	potential dilution to current stockholders from the issuance of equity awards.

We caution you not to place undue reliance on the forward-looking statements, which speak only as of the date of this Form 10-Q in the case of forward-looking statements contained in this Form 10-Q.

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

Our ongoing research and development activities are primarily focused on obtaining FDA clearance for our system and then developing our system and treatment head for tattoo removal and cellulite reduction procedures. In addition to these development activities, we are exploring additional uses of our RAP technology for the dermatology, plastic surgery, and aesthetic markets, as well as new methods for improving the safety and efficacy of laser-based devices. We have initiated a proof-of-concept clinical trial for the reduction of cellulite and expect to conclude this study by mid-2019.

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

Recent Developments

On February 19, 2019, we consummated our initial public offering (“IPO”). In the IPO, we sold a total of 2,172,591 shares of common stock at a purchase price of $5.00 per share for gross proceeds of $10,862,955 and net proceeds of approximately $9,700,000. In connection with the closing of the IPO, our convertible notes (and related accrued interest) of $11,784,987 were converted into 6,825,391 shares of our common stock, accrued dividends of $4,773,480 were converted into 954,696 shares of our common stock and preferred stock, both Series A and Series B, was converted into 2,534,766 shares of our common stock. In addition, 127,500 shares of unvested restricted grants were immediately vested upon the completion of the IPO. Total shares of common stock outstanding at the closing of the IPO amounted to 14,613,000. Upon the closing of the IPO, certain notes were to be automatically converted according to their terms into our common stock to the extent and provided that certain holders of these notes are not permitted to convert such notes to the extent that the holders or any of its affiliates would beneficially own in excess of 4.99% of our common stock after such conversion. Due to this 4.99% limitation, principal representing $47,781 of these notes remained outstanding and will be converted into 273,034 shares of our common stock at such time as the 4.99% limitation continues to be met. The maturity date of these notes is automatically extended until such date the notes are fully converted and these notes cease to accrue interest and are not repayable in cash.

Based on our current plans, we estimate our cash resources, including cash on hand of $5,060,690 at March 31, 2019 is sufficient to fund our operations into but not beyond February 2020. However, we cannot be certain that our business plan, including raising additional subsequent capital, obtaining regulatory clearance for its products currently under development, commercializing and generating revenues from products currently under development, and controlling expenses, will be achieved. A failure to raise sufficient capital will adversely impact our ability to meet our financial obligations as they become due and payable and to achieve our intended business objectives.

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

Results of Operations for the Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

Below is a summary of the results of operations for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,
	2019	2018	Change ( $ )	Change ( % )

Operating expenses:
Research and development	$445,402	$692,725	$(247,323)	-35.70%
Sales and marketing	57,016	12,500	44,516	356.13%
Depreciation and amortization	29,703	30,561	(858)	-2.81%
General and administrative	1,854,684	449,029	1,405,655	313.04%
Total operating expenses	$2,386,805	$1,184,815	$1,201,990	101.45%

Research and development. Research and development ("R&D") expenses decreased by $247,323 compared to the same period in 2018, primarily due to decreases in contract engineering expenses of $362,381 offset by increases in salaries and related expenses of $88,736, which are largely due to personnel expenses being allocated more to R&D in the current period than in the prior period, license and other expenses of $13,414, animal research expenses of $12,279 and clinical trial expenses of $629. The overall decrease in R&D costs reflects the pull back in spending in advance of our recent IPO.

Sales and marketing. Sales and marketing ("S&M") expenses increased by $44,516 compared to the same period in 2018, primarily due to increases in expenses related to social media development of $30,016 and our Scientific Advisory Board ("SAB") and the related cost of meetings with this group and other advisors of $14,500. We include our SAB fees in S&M because they primarily advise on our product launch and marketing decisions related to dermatologists and prospective patients.

General and administrative. General and administrative ("G&A") expenses increased by $1,405,655 compared to the same period in 2018. This increase was primarily due to increases in salaries and related expenses of $461,839, largely due to the payout of bonuses and the accrual for management incentives versus a prior year reversal of $237,250, as well as investor relations expenses of $232,252. The increase was also driven by increases in fees paid to Nasdaq of $98,811, board related fees of $93,904, other expenses of $68,377, travel and related expenses of $57,298, legal expenses of $20,362, IT related expenses of $10,319 offset by a decrease in accounting and other professional expenses of $4,000. Further contributing to the increase in G&A were the non-cash expenses related to stock options and acceleration of restricted stock vesting due to our IPO of $366,493.

Liquidity and Capital Resources

Since our inception, and prior to our IPO, we have financed our operations through private placements of common stock, convertible preferred stock, convertible and non-convertible bridge notes. On March 31, 2019, we had $4,860,690 of cash and cash equivalents and $200,000 in restricted cash representing a letter of credit benefiting our contract manufacturer.

On February 19, 2019, we consummated our IPO. In the IPO, we sold a total of 2,172,591 shares of common stock at a purchase price of $5.00 per share for gross proceeds of $10,862,955 and net proceeds of approximately $9,700,000. In connection with the closing of the IPO, our convertible notes (and related accrued interest) of $11,784,987 were converted into 6,825,391 shares of our common stock, accrued dividends of $4,773,480 were converted into 954,696 shares of our common stock. We repaid non-convertible notes and accrued interest from our IPO proceeds in the amount of approximately $1,005,000.  Additionally, we utilized approximately $2,000,000 to pay outstanding liabilities with vendors.

We expect to continue to invest in our research and development efforts to support our current initiatives. We will not generate revenue until our commercial RAP units are cleared by the FDA and sold.

We estimate our current cash resources of $5,060,690 are sufficient to fund our operations into but not beyond February 2020. We also recognize we will need to raise additional capital in order to continue to execute our business plan, including obtaining regulatory clearance for our products currently under development and commercializing and generating revenues from products under development. There are no assurances that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to us. A failure to raise sufficient capital, generate sufficient product revenues, control expenditures and regulatory matters, among other factors, will adversely impact our ability to meet our financial obligations as they become due and payable and to achieve our intended business objectives. If we are unable to raise sufficient additional funds, we will have to scale back our operations.

Summary of Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2019 and 2018, respectively:

	For the Three Months Ended
	March 31,
	2019	2018

Net cash used in operating activities	$(4,077,337)	$(878,997)
Net cash used in investing activities	(4,568)	(3,880)
Net cash provided by financing activities	9,009,160	875,000
Net increase (decrease) in cash and cash equivalents	$4,927,255	$(7,877)

Cash Flows for the three months ended March 31, 2019 and 2018

Operating activities. Net cash used in operating activities was $4,077,337 during the three months ended March 31, 2019, and consisted of a net loss of $3,208,345, a net change in operating assets and liabilities of $2,074,687, offset by non-cash items of $1,205,695. The change in operating assets and liabilities included a use of cash for prepaid expenses of $220,349, accounts payable of $1,941,769 and accrued liabilities of $68,853. These were offset with increases in accrued interest, related party and non-related party, of $156,284. The increase in prepaid expenses was largely driven by new insurance policies. The decrease in accounts payable was largely due to payments to several vendors, previously on extended terms, as a result of our IPO closing. The decrease in accrued liabilities was driven primarily by the reversal of accruals for several large vendors that were paid during the period. Non-cash items consisted of depreciation and amortization expense of $29,703, accelerated amortization of deferred financing costs of $664,953 as a result of our IPO closing, stock-based compensation of $512,045 and deferred rent of $1,006.

Net cash used in operating activities was $878,996 during the three months ended March 31, 2018, and consisted of a net loss of $1,351,667, which was offset by a net change in operating assets and liabilities of $296,431 and non-cash items of $176,240. The change in operating assets and liabilities included an increase in prepaid expenses and other assets of $1,953, accounts payable of $477,328 and convertible accrued interest-related party of $166,857 offset by a decrease in accrued liabilities of $345,801. The increase in accrued interest-related party is due to the issuance of the related party convertible notes and the calculation of interest thereon. Non-cash items consisted of depreciation and amortization expense of $30,561, stock-based compensation of $145,554 and deferred rent of $125.

Investing activities. Net cash used in investing activities for the three months ended March 31, 2019, was $4,568 compared to $3,881 for the same comparable period in 2018. For the three months ended March 31, 2019 and 2018, $3,430 and $0, respectively, was utilized towards the purchase of property and equipment as a result of the investment in our research equipment and office and research facilities. We invested $1,138 and $3,881 towards the acquisition of intangibles in the same periods in 2019 and 2018, respectively.

Financing activities. Net cash provided by financing activities during the three months ended March 31, 2019, was $9,009,1600. As a result of our IPO, we received cash proceeds of $9,714,198, net of deal costs and other expenses and cash proceeds of $300,000 from the issuance of non-convertible notes payable – non-related party. These amounts were offset by a use of cash for the payment of non-convertible notes and accrued interest - related party and non-related party for $1,005,038. Net cash provided by financing activities for the three months ended March 31, 2018, was related to $875,000 in convertible note issuances to a related party.

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

Future minimum lease payments under the operating leases as of March 31, 2019 were as follows:

Year Ending December 31,	Amount

2019	$78,573
2020	108,429
Thereafter	36,668
Total future minimum lease payments	$223,670

Purchase Commitments

As of March 31, 2019, we had no non-cancellable purchase obligations to contract manufacturers and suppliers.

Unrecognized Tax Benefits

As of March 31, 2019, we have not recorded a provision for income taxes in our financial statements as we have been in a loss position since inception and we cannot be more certain than not that we will be able to recognize the income tax benefit from our NOL carry forward in the future.

Off-balance Sheet Arrangements

As of March 31, 2019, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Significant Judgments and Estimates

The financial statements in this quarterly report have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe that the following accounting policies are the most critical to aid in fully understanding and evaluating our reported financial results, and they require our most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain.

Research and Development Costs

We record accrued expenses for estimated costs of our research and development activities conducted by third-party service providers, which include the conducting of pre-clinical studies, preparation for and conducting of clinical trials and contract engineering activities. We record the estimated costs of research and development activities based upon the estimated amount of services provided but not yet invoiced, and we include these costs in accrued liabilities in the balance sheets and within research and development expense in the statement of operations. These costs are a significant component of our research and development expenses. We record accrued expenses for these costs based on the estimated amount of work completed and in accordance with agreements established with these third parties.

We estimate the amount of work completed through discussions with internal personnel and external service providers as to the progress or stage of completion of the services and the agreed-upon fee to be paid for such services. We make significant judgments and estimates in determining the accrued balance in each reporting period. As actual costs become known, we adjust our accrued estimates. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed may vary from our estimates and could result in us reporting amounts that are too high or too low in any particular period. Our accrued expenses are dependent, in part, upon the receipt of timely and accurate reporting from clinical research organizations, engineering firms and other third-party service providers. To date, there have been no material differences from our accrued expenses to actual expenses.

Impairment of Long-Lived Assets

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be realizable or at a minimum annually during the fourth quarter of the year. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying value to determine if an impairment of such asset is necessary. The effect of any impairment would be to expense the difference between the fair value of such asset and its' carrying value.

Components of our Results of Operations and Financial Condition

Operating expenses

We classify our operating expenses into four categories: (i) research and development; (ii) sales and marketing; (iii) general and administrative; and (iv) depreciation.

Research and development. Research and development expenses consist primarily of:

• costs incurred to conduct research, such as animal research;

• costs related to the design and development of our technology, including fees paid to contract engineering firms and contract manufacturers;

• salaries and expenses related to our employees primarily engaged in research and development activities;

• fees paid to clinical consultants, clinical trial sites and vendors, including clinical research organizations, in preparation for clinical trials and our applications with the FDA; and

• costs related to compliance with regulatory requirements.

We recognize all research and development costs as they are incurred. Pre-clinical costs, contract engineering and design costs, patent costs and other development costs incurred by third parties are expensed as the contracted work is performed.

We expect our research and development expenses to increase in the future as we advance our product into and through clinical trials, pursue regulatory approval of our product in the United States, and continue commercial development of our RAP device and replaceable cartridge. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming. The actual probability of success for our technology may be affected by a variety of factors including: the quality of our product, early clinical data, investment in our clinical program, competition, manufacturing capability and commercial viability. We may never succeed in achieving regulatory approval for any of our product candidates. As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our research and development process or when and to what extent, if any, we will generate revenue from the commercialization and sale of our device.

Sales and Marketing

Selling and marketing expenses consists of marketing, conferences, web development, advisory boards and other miscellaneous expenses. We expect our sales and marketing expense to increase due to the anticipated growth of our business and related infrastructure as well as expanding our sales personnel, web development and other costs associated with becoming a public company.

General and administrative

General and administrative expense consists of personnel related costs, which include salaries, as well as the costs of professional services, such as accounting and legal, facilities, information technology and other administrative expenses. We expect our general and administrative expense to increase due to the anticipated growth of our business and related infrastructure as well as accounting, insurance, investor relations and other costs associated with becoming a public company.

Depreciation

Depreciation expense consists of depreciation on our property and equipment. We depreciate our assets over their estimated useful life. We estimate research and development equipment, lab equipment and leasehold improvements to have a 5-year life; computer equipment and software to have a 3-year life; and furniture to have a 3-year life.

Accounting for warrants

We issued warrants to purchase shares of common stock related to bridge notes issued prior to our IPO and as part of underwriter compensation in 2018 and 2019. We accounted for such warrants in accordance with Accounting Standards Codification (ASC) Topic 480-10, Distinguishing Liabilities from Equity, which identifies three categories of freestanding financial instruments that are required to be accounted for as a liability. Based on this guidance, we determined that our warrants did not need to be accounted for as a liability. Accordingly, the warrants were classified as equity and are not subject to remeasurement at each balance sheet date. In addition, we account for issuance costs of warrants in accordance with ASC 470-20-25, Debt with Conversion and Other Options, which states proceeds from the sale of a debt instrument with stock purchase warrants (detachable call options) allocated to elements based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at time of issuance. The portion of the proceeds so allocated to the warrants accounted for as paid-in capital. The remainder of the proceeds allocated to the debt instrument which may result in a discount or premium is estimated using the Black-Scholes option pricing model, based on the market value of the underlying common stock at the measurement date, the contractual term of the warrant, risk-free interest rates, expected dividends, if any, and expected volatility of the price of the underlying common stock.

Stock-based compensation

Stock based compensation transactions are recognized as compensation expense in the statement of operations based on their fair values on the date of the grant, with the compensation expense recognized over the period in which a grantee is required to provide service in exchange for the award. We estimate the fair value of options granted using the Black-Scholes option valuation model. This estimate uses assumptions regarding a number of inputs that require us to make significant estimates and judgments. Because we are a new publicly traded common stock the expected volatility assumption was based on industry peer information.

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

Under the supervision, and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness, as of March 31, 2019, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon such evaluation, our CEO and CFO have concluded that, as of March 31, 2019, our disclosure controls and procedures were not effective. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation, our management concluded that our internal controls over financial reporting were, and continue to be ineffective, as of March 31, 2019 due to material weaknesses in our internal controls due to the lack of segregation of duties, the limitations of our financial accounting system to properly segregate duties, and the absence of internal staff with extensive knowledge of SEC financial and GAAP reporting.

In light of the material weakness described above, we continue to perform additional analysis and other post-closing procedures to ensure our financial statements are prepared in accordance with GAAP. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented. In addition, in April 2019, an additional experienced staff was hired in the accounting and finance department. Additional experienced personnel will be hired in the accounting and finance department, appropriate consultants will be retained, and our accounting system will be upgraded as soon as it becomes economically feasible and sustainable.

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

We are not at this time involved in any legal proceedings.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section entitled “Risk Factors” in our 2018 Annual Report on Form 10-K, filed with the SEC, which are incorporated herein by reference. The risks described in the 2018 Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Except as set forth below, there have been no material changes to our risk factors from those set forth in the 2018 Annual Report on Form 10-K.

Sales of a substantial amount of our common stock in the public market, particularly sales by our directors, executive officers and significant stockholders, or the perception that these sales could occur, could cause the market price of our common stock to decline.

Sales of a substantial number of shares of our common stock in the public market, particularly sales by our directors, executive officers and principal stockholders, or the perception that these sales might occur, could cause the market price of our common stock to decline. The 2,172,591 shares of our common stock sold in our IPO are freely tradable in the public market without restrictions or further registration except for any shares held by our affiliates, as defined in Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). With respect to the remaining shares, our directors, executive officers and the holders of substantially all of our common stock outstanding prior to our IPO (or issued upon conversion of convertible securities in connection with our IPO) have entered into lock-up agreements with us that, for a period of at least 90 days from the date of our IPO, or May 20, 2019, and ending one year from our IPO, or February 19, 2020, subject to certain exceptions, prohibit them from offering for sale, selling, contracting to sell, granting any option for the sale of, transferring or otherwise disposing of any shares of our common stock and of any securities convertible into or exercisable for our common stock, without the prior written consent of the underwriters in our IPO or us, as the case may be. Shares held by directors, executive officers, and other affiliates will also be subject to volume limitations under Rule 144 under the Securities Act.

When the applicable lock-up periods described above expire, our security holders subject to a lock-up agreement will be able to sell shares of our common stock in the public market. In addition, the underwriters may, in their discretion, permit our security holders to sell shares prior to the expiration of the restrictive provisions contained in the lock-up agreements. Sales of a substantial number of such shares upon expiration of the lock-up agreements, the perception that such sales may occur or early release of these agreements could cause our market price to fall or make it more difficult for you to sell your common stock at a time and price that you deem appropriate.

In addition, we intend to file a registration statement to register shares reserved for future issuance under our equity compensation plans. Subject to the satisfaction of applicable vesting requirements and expiration of the lock-up agreements referred to above, the shares issued upon exercise of outstanding stock options will be available for immediate resale in the United States in the open market.

We may also issue our shares of common stock or securities convertible into shares of our common stock from time to time in connection with a financing, acquisition, investments or otherwise. We also grant equity awards to employees, directors and consultants under our 2018 Stock Plan. Any such issuances could result in substantial dilution to our existing stockholders and cause the market price of our common stock to decline.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In January and February 2019, we closed the final tranches of the Fifth Note for $300,000. The principal and interest on the Fifth Note was due on the earlier of one-year from the date of issuance or upon successful completion of our IPO. For each dollar in principal amount of notes purchased by investors, we issued the investors a five-year warrant to purchase one share of common stock at an exercise price of $1.75 per share that can be exercised (i) at any time on or after the issuances of the Fifth Note and (ii) on or prior to the close of business on the five-year anniversary of the issuances of the Fifth Note.

In January 2019, Mr. Klemp, Dr. Capelli, Mr. Tanner, Ms. Bisson and one other individual agreed to the extinguishment of approximately $484,000 in deferred compensation which had been earned through September 30, 2018, and which was to be repaid out of the proceeds from the Company's IPO. In recognition of this extinguishment, on February 5, 2019, the Company granted the same parties an aggregate of 401,750 options to purchase common stock with an exercise price of $1.75 per share and a term of 10 years. These options vest in four installments over the next year.

On May 8, 2019, we granted 87,500, 87,500 and 25,000 shares of common stock to three consultants in connection with the provision of services pursuant to agreements entered into effective April 15, 2019, April 15, 2019 and April 29, 2019, respectively. The consultants were each accredited investors. 25,000 share vest within four months of the agreement. The remaining 175,000 shares vest over 42-months, beginning September 19, 2019.

The issuance of the above shares, notes and warrants was exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act or Regulation D promulgated thereunder, and the issuance of the options was exempt from registration under the Securities Act in reliance upon Rule 701.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1*(1)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*(1)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	SXRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

SOLITON, INC.

SIGNATURE	TITLE	DATE

/s/ Christopher Capelli	Chief Executive Officer, President and Director	May 13, 2019
Christopher Capelli	(principal executive officer)

/s/ Lori Bisson	Chief Financial Officer and Executive Vice-President	May 13, 2019
Lori Bisson	(principal financial and accounting officer)