Form 10-Q
period 2019-06-30
Soliton, Inc.
filed 2019-08-09
CIK 1548187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X  ] No [   ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [ X  ] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [ X ]

The number of shares of the Company's outstanding common stock as of August 7, 2019 was 16,088,864.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

SOLITON, INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
ASSETS	2019	2018
Current assets:
Cash and cash equivalents	$11,187,168	$133,435
Restricted cash	200,000	-
Total cash	11,387,168	133,435
Prepaid expenses and other current assets	274,973	10,533
Total current assets	11,662,141	143,968
Deferred direct issuance costs - proposed offering	-	276,560
Property and equipment, net of accumulated depreciation	980,656	1,014,240
Intangible assets, net of accumulated amortization	89,409	84,942
Other assets	23,283	23,283
Total assets	$12,755,489	$1,542,993

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$365,572	$2,737,836
Accrued liabilities	1,555,150	1,863,874
Dividends payable	-	4,613,260
Accrued interest	-	133,804
Accrued interest - related party	-	1,162,719
Convertible notes payable, net	47,781	1,784,976
Convertible notes payable - related party	-	8,422,000
Notes payable, net	-	293,568
Notes payable - related party, net	-	65,479
Deferred rent - current portion	7,872	7,106
Total current liabilities	1,976,375	21,084,622
Deferred rent	12,928	16,256
Total liabilities	1,989,303	21,100,878
Commitments and contingencies (Note 5)
Stockholders’ equity (deficit)
Series A preferred stock, $0.001 par value, liquidation value of $1,999,997, 416,666 shares designated, issued and outstanding at December 31, 2018	-	417
Series B preferred stock, $0.001 par value, liquidation value of $14,000,641, 2,118,100 shares designated, issued and outstanding at December 31, 2018	-	2,118
Common stock, $0.001 par value, 100,000,000 authorized, 15,693,715 shares issued and outstanding at June 30, 2019 and 1,998,056 shares issued and outstanding at December 31, 2018	15,694	1,998
Additional paid-in capital	59,223,865	22,568,857
Accumulated deficit	(48,473,373)	(42,131,275)
Total stockholders’ equity (deficit)	10,766,186	(19,557,885)
Total liabilities and stockholders’ equity	$12,755,489	$1,542,993

See accompanying notes to the unaudited condensed financial statements

SOLITON, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue	$-	$-	$-	$-

Operating expenses:
Research and development	784,331	1,394,177	1,229,733	2,086,902
Sales and marketing	46,663	56,050	103,679	68,550
Depreciation and amortization	43,045	29,732	72,748	60,293
General and administrative	2,101,287	834,172	3,955,971	1,283,201
Total operating expenses	2,975,326	2,314,131	5,362,131	3,498,946

Loss from operations	(2,975,326)	(2,314,131)	(5,362,131)	(3,498,946)

Other (expense) income:
Interest expense	-	(252,627)	(822,858)	(419,514)
Interest income	1,792	1,669	3,110	1,706
Total other (expense) income	1,792	(250,958)	(819,748)	(417,808)

Loss before income taxes	(2,973,534)	(2,565,089)	(6,181,879)	(3,916,754)
Income tax (expense) benefit	-	-	-	-

Net loss	(2,973,534)	(2,565,089)	(6,181,879)	(3,916,754)
Dividend to series A and B preferred stockholders	-	(320,000)	(160,219)	(640,000)
Net loss attributable to common stockholders	$(2,973,534)	$(2,885,089)	$(6,342,098)	$(4,556,754)

Net loss per common share, basic and diluted	$(0.20)	$(1.56)	$(0.56)	$(2.49)

Weighted average number of common shares outstanding, basic and diluted	14,801,116	1,845,254	11,292,738	1,832,905

See accompanying notes to the unaudited condensed financial statements

SOLITON, INC.

CONDENSED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ Equity (DEFICIT)

(UNAUDITED)

	Series A		Series B				Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Par	Shares	Par	Shares	Par	Capital	Deficit	Total

Balance, December 31, 2018	416,666	$417	2,118,100	$2,118	1,998,056	$1,998	$22,568,857	$(42,131,275)	$(19,557,885)

Share-based compensation							512,045		512,045
Debt discount on convertible notes and notes payable – issuance of warrants							145,974		145,974
Payment of deferred direct issuance costs							(186,029)		(186,029)
Issuance of common shares for extinguishment of preferred shares	(416,666)	(417)	(2,118,100)	(2,118)	2,534,766	2,535			-
Issuance of common shares for extinguishment of convertible debt					6,825,391	6,825	11,778,162		11,784,987
Issuance of common shares for extinguishment of dividends payable					954,696	955	4,772,525		4,773,480
Issuance of common shares from IPO, net of costs					2,172,591	2,173	9,871,494		9,873,667
Issuance of common shares for accelerated vesting					127,500	127	(127)		-
Accrued preferred dividends								(160,219)	(160,219)
Net loss								(3,208,345)	(3,208,345)
Debt forgiveness							434,065		434,065

Balance, March 31, 2019	-	-	-	-	14,613,000	14,613	49,896,966	(45,499,839)	4,411,740

Share-based compensation							686,029		686,029
Issuance of common shares from PIPE deal, net of costs					675,000	675	8,641,276		8,641,951
Issuance of common shares					405,715	406	(406)		-
Net loss								(2,973,534)	(2,973,534)

Balance, June 30, 2019	-	$-	-	$-	15,693,715	$15,694	$59,223,865	$(48,473,373)	$10,766,186

See accompanying notes to the unaudited condensed financial statements

	Series A		Series B				Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Par	Shares	Par	Shares	Par	Capital	Deficit	Total

Balance, December 31, 2017	416,666	$417	2,118,100	$2,118	1,820,556	$1,821	$21,031,388	$(31,536,339)	$(10,500,595)

Share-based compensation							145,553		145,553
Accrued preferred dividends								(320,000)	(320,000)
Net loss								(1,351,665)	(1,351,665)

Balance, March 31, 2018	416,666	417	2,118,100	2,118	1,820,556	1,821	21,176,941	(33,208,004)	(12,026,707)

Share-based compensation							201,690		201,690
Warrants							103,006		103,006
Issuance of common shares					77,500	77	(77)		-
Accrued preferred dividends								(320,000)	(320,000)
Net loss								(2,565,089)	(2,565,089)

Balance, June 30, 2018	416,666	$417	2,118,100	$2,118	1,898,056	$1,898	$21,481,560	$(36,093,093)	$(14,607,100)

See accompanying notes to the unaudited condensed financial statements

SOLITON, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,181,879)	$(3,916,754)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	72,748	60,293
Share-based compensation	1,198,074	347,243
Impairment of intangible assets	-	19,138
Amortization of debt discount	664,953	17,356
Deferred rent	(2,562)	(504)
Changes in operating assets - (Increase)/Decrease:
Prepaid expenses and other current assets	(264,440)	(33,176)
Deferred financing costs	-	(122,900)
Changes in operating liabilities - Increase/(Decrease):
Accounts payable	(2,122,264)	695,263
Accrued liabilities	125,339	(265,517)
Non-convertible accrued interest - non-related and related party	10,617	27,762
Convertible accrued interest - related party	145,667	374,050
NET CASH USED IN OPERATING ACTIVITIES:	(6,353,747)	(2,797,746)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for the purchase of property and equipment	(39,164)	(4,067)
Payments for acquisition of intangibles	(4,467)	(6,855)
NET CASH USED IN INVESTING ACTIVITIES:	(43,631)	(10,922)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of non-convertible notes payable - related party and non-related party	(985,000)	-
Payment of non-convertible notes payable accrued interest - related party and non-related party	(20,038)	-
Proceeds from the issuance of non-convertible notes payable - non-related party	300,000	-
Proceeds from initial public offering	9,714,198	-
Proceeds from private investment in public equity offering	8,641,951	-
Loan from non-related party	-	1,978,000
Deferred financing costs	-	(163,760)
Proceeds from convertible notes payable - related party	-	2,397,000
NET CASH PROVIDED BY FINANCING ACTIVITIES:	17,651,111	4,211,240

Net increase in cash	11,253,733	1,402,572
Cash, beginning of period	133,435	18,412
Cash, end of period	$11,387,168	$1,420,984

Supplemental cash flow disclosures:
Cash paid for interest (non-convertible Notes Payable - related and non-related party)	$20,038	$-

Non-cash financing activities:
Accrued preferred dividends	$160,219	$640,000
Warrants debt discount on convertible notes	$-	$227,112
Capital contributions - debt forgiveness	$434,065	$-
Issuance of common stock for extinguishment of convertible note payable - related party and non-related party	$10,352,219	$-
Issuance of common stock for extinguishment of convertible note payable accrued interest - related party and non-related party	$1,432,768
Issuance of common stock for extinguishment of dividends payable	$4,773,480	$-
Issuance of common stock for extinguishment of preferred stock A and preferred stock B	$2,535	$-
Deferred direct issuance costs - APIC	$145,974	$-

See accompanying notes to the unaudited condensed financial statements

SOLITON, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 - Description of the Business and Summary of Significant Accounting Policies

Description of the Business

Soliton, Inc. (“Soliton” or the “Company”) was organized under the laws of the State of Delaware on March 27, 2012. The Company operates in one segment as a medical device company organized to develop and commercialize products utilizing a proprietary Rapid Acoustic Pulse ("RAP") technology platform. The Company is a pre-revenue stage company with its first product being developed for the removal of tattoos. In addition, the Company has recently completed a proof-of-concept clinical trial for the reduction of cellulite and has initiated a four-site pivotal trial for the reduction of cellulite.

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

Private Investment in Public Equity Offering

On June 16, 2019, the Company entered into a private investment in public equity ("PIPE") offering with certain institutional and accredited investors for the sale by the Company in a private placement of 675,000 units (each a “Unit”), each Unit consisting of (i) one share of the Company’s common stock, and (ii) 0.7 of a warrant to purchase one share of common stock (each a “Warrant”). The offering price of the Units was $14.00 per Unit. The Warrants included in the Units are exercisable at a price of $16.00 per share commencing on the date of issuance and will expire five years from the effective date of the registration statement pursuant to which the resale of the shares of common stock underlying the Warrants are registered. The Company estimates that the net proceeds from the sale of the Units was approximately $8,600,000 after deducting the placement agent fees and estimated offering expenses payable by the Company.

Going Concern

The Company is an early stage and emerging growth company and has not generated any revenues to date. As such, the Company is subject to all of the risks associated with early stage and emerging growth companies. Since inception, the Company has incurred losses and negative cash flows from operating activities.

For the three and six months ended June 30, 2019 and 2018, the Company incurred net losses of $2,973,534 and $2,565,089, respectively, and $6,181,879 and $3,916,754, respectively, and for the six months ended June 30, 2019 and 2018, had net cash flows used in operating activities of $6,353,747 and $2,797,746, respectively. At June 30, 2019, the Company had an accumulated deficit of $48,473,373, working capital of $9,685,766 and cash of $11,387,168. The Company does not expect to experience positive cash flows from operating activities in the near future, if at all. The Company anticipates incurring operating losses for the next several years as it completes the development of its products and seeks requested regulatory clearances to market such products. These factors raise substantial doubt about the Company's ability to continue as a going concern within one year after the date the financial statements are issued. The accompanying financial statements have been prepared on a going concern basis and do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s cash on hand of $11,387,168 as of June 30, 2019 is sufficient to fund its operations into but not beyond May 2020 as the Company's recent PIPE offering has allowed us to commercialize at a faster pace. The Company also believes it will need to raise additional capital in order to continue to execute its business plan, including obtaining additional regulatory clearance for its products currently under development and commercializing and generating revenues from products under development. There is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to the Company. A failure to raise sufficient capital will adversely impact the Company’s ability to meet its financial obligations as they become due and payable and to achieve its intended business objectives. If the Company is unable to raise sufficient additional funds, it will have to scale back its operations.

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

Subsequent to the issuance of the Company’s Form 10-Q for the quarterly period ended March 31, 2019, the Company identified a transposition error in the beginning and ending balance of the accumulated deficit and total stockholders' equity presented in the Condensed Statement of Changes in Stockholders’ Equity for the quarterly period ended March 31, 2018. The December 31, 2017 balances were erroneously reported as $31,356,339 and $10,320,595, respectively, and have been corrected in the accompanying Condensed Statement of Changes in Stockholders' Equity as of December 31, 2017, which reports balances of $31,536,339 and $10,500,595, respectively. In addition, the March 31, 2018 balances were erroneously reported as $33,028,004 and $11,846,707, respectively, and have been corrected in the accompanying Condensed Statement of Changes in Stockholders’ Equity for the quarterly period ended March 31, 2018, which reports balances of $33,208,004 and $12,026,707, respectively.

Segments

The Company operates in one reportable segment based on management’s view of its business for purposes of evaluating performance and making operating decisions.

Use of Estimates in Financial Statement Presentation

The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. The Company's significant estimates and assumptions include valuation of equity related instruments, estimates of work performed by outside consultants, depreciable lives of long-lived assets (including property and equipment and intangible assets), and the valuation allowance related to deferred taxes. Some of these judgments can be subjective and complex, and, consequently, actual results could differ from those estimates. Although the Company believes that its estimates and assumptions are reasonable, they are based upon information available at the time the estimates and assumptions were made. Actual results could differ from those estimates.

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

Restricted cash consists of amounts held in deposit with the Company’s bank to collateralize a letter of credit which supports the Company's obligations to pay or perform according to the requirements of an underlying agreement with a certain vendor. Such letter of credit has an initial term of one year, renews automatically and can only be modified or canceled with the approval of the beneficiary. As of June 30, 2019, the letter of credit was not used.

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

Intangible Assets

Intangible assets include trademarks. At June 30, 2019 and December 31, 2018, the Company had trademarks of $89,409 and $84,942, respectively. The Company does not amortize trademarks with indefinite useful lives, rather, such assets are required to be tested for impairment at least annually or sooner if events or changes in circumstances indicate that the asset may be impaired. Amortization expense for each of the three months ended June 30, 2019 and 2018 was $0, and for the six months ended June 30, 2019 and 2018 was $0 and $376, respectively.

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

At June 30, 2019 and December 31, 2018, the carrying amounts of the Company's financial instruments, including cash and cash equivalents, restricted cash and accounts payable, approximate their respective fair value due to the short-term nature of these instruments.

At June 30, 2019 and December 31, 2018, the Company does not have any assets or liabilities required to be measured at fair value on a recurring basis.

Deferred Direct IPO Issuance Costs – Offering

The Company had capitalized offering costs of $276,560, consisting of legal, accounting and other fees and costs related to the IPO, which were reclassified to additional paid-in capital as a reduction of the proceeds upon the closing of the IPO in February 2019.

Warrants to Purchase Common Stock

The Company issued warrants to purchase shares of common stock related to bridge notes issued prior to its IPO and as part of underwriter compensation in 2019 and 2018. The Company accounted for such warrants in accordance with Accounting Standards Codification (ASC) Topic 480-10, Distinguishing Liabilities from Equity, which identifies three categories of freestanding financial instruments that are required to be accounted for as a liability. Based on this guidance, the Company determined, for each issuance, that its warrants did not need to be accounted for as a liability. Accordingly, the warrants were classified as equity and are not subject to remeasurement at each balance sheet date. In addition, the Company accounts for issuance costs of warrants issued with debt instruments in accordance with ASC 470-20, Debt with Conversion and Other Options, which states proceeds from the sale of a debt instrument with stock purchase warrants (detachable call options) are allocated to elements based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at time of issuance. The portion of the proceeds so allocated to the warrants are accounted for as paid-in capital. The remainder of the proceeds are allocated to the debt instrument, which may result in a discount or premium. Accordingly, there was no liability under the payment arrangement requiring disclosure or recognition.

On July 1, 2019, the Company filed a Registration Statement on Form S-1 to register for resale the common stock underlying the units sold with the Company's PIPE offering. Related registration rights agreements were accounted for in accordance with Topic ASC Topic 450-20, Loss Contingencies, which requires measurement of the contingent liability when an entity would be required to deliver shares under a registration payment arrangement, the transfer of consideration is probable and the number of shares to be delivered can be reasonably estimated.

The fair value of warrants is estimated using the Black-Scholes option pricing model, based on the market value of the underlying common stock at the measurement dates, the contractual terms of the warrants, risk-free interest rates and expected volatility of the price of the underlying common stock.  There are no expected dividends.

Research and Development Expenses

Research and development expenses are recognized as incurred and include the costs related to the Company's various contract research service providers, suppliers, engineering studies, supplies, outsourced testing and consulting, clinical costs, patent costs and salaries and related costs of employees working directly on research activities.

Stock-Based Compensation

Stock-based compensation expense includes the estimated fair value of equity awards vested during the reporting period. The expense for equity awards vested during the reporting period is determined based upon the grant date fair value of the award and is recognized as expense over the applicable vesting period of the stock award using either the straight-line method or the accelerated method, depending on the vesting structure, and is included in general and administrative expenses.

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

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company has recorded a full valuation allowance against its net total deferred tax assets as of June 30, 2019 and December 31, 2018 because management determined that it is not more-likely-than not that those assets will be realized. Accordingly, there was no income tax benefit for all periods presented.

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company's financial statement as of June 30, 2019. The Company does not expect any significant changes in the unrecognized tax benefits within twelve months of the reporting date.

The Company classifies interest expense and any related penalties related to income tax uncertainties as a component of income tax expense. No interest or penalties have been recognized for the three and six months ended June 30, 2019 and 2018.

Net Loss per Common Share

Basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. The Company's unvested stock awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are considered participating securities and are contemplated in the computations of basic and diluted earnings or loss per share. These securities do not participate in losses and accordingly no such allocation has been made in the periods presented. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

As of June 30, 2019, potentially dilutive securities included options to purchase 2,824,550 common shares, warrants to purchase 1,380,833 common shares, unvested restricted stock of 183,332 shares and 273,034 common shares convertible notes payable not converted at the Company's IPO in February 2019 due to the holders beneficially owning in excess of 4.99% of the Company’s common stock after such conversion.

As of June 30, 2018, potentially dilutive securities included options to purchase 2,235,000 common shares, preferred stock convertible to 2,534,766 common shares, warrants to purchase 91,350 common shares, accrued preferred stock dividend convertible at a price determined by the Company's Board of Directors (the "Board") (the Company also had the option to pay the accrued preferred stock dividend in cash), unvested restricted stock of 227,500 shares, respectively, and notes and accrued interest convertible to common shares upon a future financing.

JOBS Act Accounting Election

The Company is an emerging growth company ("EGC"), as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). The JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-EGCs but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised, and it has different application dates for public or private companies, the Company, as an EGC, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an EGC nor an EGC which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Subsequent Events

The Company’s management reviewed all material events through the date that the financial statements were issued for subsequent event disclosure consideration. See Note 7 for additional information.

Recent Accounting Standards

In February 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-02, “Leases (Topic 842)”, which establishes a right-of-use (“ROU”) model requiring a lessee to recognize a ROU asset and a lease liability for all leases with terms greater-than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This guidance is currently effective, for public EGC companies like the Company, for fiscal years beginning after December 15, 2020 and may include interim periods within those fiscal years. The modified retrospective transition approach applies to leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company has the option to instead apply the provisions at the effective date without adjusting the comparative periods presented. The Company is currently evaluating the impact of this guidance on its financial position, results of operations, and cash flows.

In June 2018, the FASB issued ASU No. 2018-07, “Compensation Stock Compensation (Topic 718), Improvements to Non-Employee Share-Based Payment Accounting.” Under legacy guidance, the accounting for non-employee share-based payments differs from that applied to employee awards, particularly with regard to the measurement date and the impact of performance conditions. ASU No. 2018-07 provides that existing employee guidance will apply to non-employee share-based transactions (as long as the transaction is not effectively a form of financing), with the exception of specific guidance related to the attributions of compensation cost. The cost of non-employee awards will continue to be recorded as if the grantor had paid cash for the goods or services. In addition, the contractual term will be able to be used in lieu of an expected term in the option-pricing model for non-employee awards. The Company adopted the standard as of January 1, 2019 and it did not have an impact on the Company's financial statements, as non-employee stock compensation is nominal relative to the Company's total expenses for the three and six months ended June 30, 2019.

The Company does not believe that any other recently issued effective standards, or standards issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

Note 2 - Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	June 30,	December 31,
	2019	2018

Prepaid insurance	$248,839	$9,453
Other prepaids and receivables	26,134	1,080

Total prepaid expenses and other current assets	$274,973	$10,533

Note 3 - Property and Equipment

Property and equipment consisted of the following:

	June 30,	December 31,
	2019	2018

Computer equipment and software	$115,911	$105,704
Research and development equipment	244,480	244,480
Lab equipment	780,000	780,000
Leasehold improvements	271,124	242,167
Furniture	19,893	19,893
Subtotal	1,431,408	1,392,244
Less: accumulated depreciation	(450,752)	(378,004)
Total property and equipment, net	$980,656	$1,014,240

Depreciation expense for the three months ended June 30, 2019 and 2018 was $43,045 and $29,372, respectively. Depreciation expense for the six months ended June 30, 2019 and 2018 was $72,748 and $60,293, respectively.

Note 4 - Convertible Notes Payable

On February 19, 2019, the Company consummated its IPO. In connection with the closing of the IPO, the Company's convertible notes (and related accrued interest) of $11,784,987 were converted into 6,825,391 shares of the Company's common stock. Upon the closing of the IPO, certain notes were to be automatically converted according to their terms into the Company’s common stock to the extent and provided that certain holders of these notes are not permitted to convert such notes to the extent that the holders or any of its affiliates would beneficially own in excess of 4.99% of the Company’s common stock after such conversion. Due to this 4.99% limitation, principal representing $47,781 of these notes remained outstanding and will be converted into 273,034 shares of our common stock at such time when the conversion will not result in the holders and any of its affiliates to own more than 4.99% of our outstanding common shares. The maturity date of these notes is automatically extended until such date the notes are fully converted and these notes ceased to accrue interest and are not repayable in cash.

The total amount of issuances under the Company's First Note and First Amendment throughout 2017 amounted to $5,000,000 and were issued to a single related party, who is a major stockholder of the Company. As a result of the Company’s IPO on February 19, 2019, the principal amount of $5,000,000 and accrued interest of $944,063 were converted into 1,585,086 shares of the Company’s common stock June 30, 2019.

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

The total amount of issuance under the Second Note amounted to $1,900,000 and were issued to a single related party, who is a major stockholder of the Company. As a result of the Company’s IPO, the principal amount of $1,900,000 and accrued interest of $223,368 were converted into 566,235 shares of the Company’s common stock.

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

The total amount of issuance under the Third Note amounted to $500,000. The Company issued $250,000 to a single related party, who is a major stockholder of the Company, and $250,000 to four non-related party investors. As a result of the Company’s IPO, the principal amount of $452,219 and accrued interest of $43,562 were converted into 2,833,034 shares of the Company’s common stock. As of June 30, 2019, the total amount outstanding under the Third Note amounted to $47,781.

On April 17, 2018, the Board approved a note purchase agreement (the "Fourth Note") allowing the Company to sell an aggregate of $3,000,000 of Notes. The Fourth Note provided that on the closing date of the IPO, the outstanding principal and accrued, but unpaid, interest would be converted into common stock at the conversion price of $1.75. The holders of the Company’s outstanding preferred shares agreed to waive the adjustment to the preferred stock conversion price triggered by the Fourth Note. The Notes bore interest at 10.0% per annum and matured two years from the Note issuance date but were settled as a result of the Company's IPO on February 19, 2019.

The total amount of issuance under the Fourth Note amounted to $3,000,000. The Company issued $1,272,000 in principal amount of such Notes to related party investors and $1,728,000 to non-related party investors. As a result of the Company’s IPO, the principal amount of $3,000,000 and accrued interest of $221,775 were converted into 1,841,036 shares of the Company’s common stock.

The Company incurred issuance costs relating to the Fourth Note in the amount of $163,760, which were being amortized over 24-months but were accelerated as a result of the Company’s IPO closing, resulting in the remaining $118,492 being expensed during the six months ended June 30, 2019.

The Company also issued warrants to purchase 91,350 shares of common stock at a price of $1.75 per share to placement agents in connection with the Notes issued under the Fourth Note. For additional information, see Note 6. The value of these warrants were $103,006 and were being amortized over 24-months months but were accelerated as a result of the Company’s IPO closing, resulting in the remaining $74,532 being expensed during the six months ended June 30, 2019.

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

The Company issued 685,000 warrants in connection with the issuances of the Fifth Note in 2018. These warrants were valued at $775,616. Proceeds of $363,748 (of which $66,423 was for related party and $297,325 was for non-related party) were allocated to issuance cost based on the relative fair value of these warrants. These issuance costs were being amortized over 24-months but were accelerated as a result of the Company’s IPO closing, resulting in the remaining balance of $325,955 being expensed during the six months ended June 30, 2019.

The Company issued 300,000 warrants in connection with the issuances of the Fifth Note in January and February 2019. These warrants were valued at $285,234. Proceeds of $145,974 (of which all was for non-related party) were allocated to issuance cost based on the relative fair value of these warrants. These issuance costs were being amortized over 24-months but were accelerated as a result of the Company’s IPO closing, resulting in the entire balance of $145,974 being expensed during the six months ended June 30, 2019.

Note 5 - Commitments and Contingencies

On April 5, 2012, the Company entered into a Patent and Technology License Agreement with The University of Texas M.D. Anderson Cancer Center (“MD Anderson”). Pursuant to the agreement, the Company obtained a royalty-bearing, worldwide, exclusive license to intellectual property including patent rights related to the patents and technology the Company uses. Under the agreement, Soliton agreed to pay a nonrefundable license documentation fee 30 days after the effective date of the agreement. Additionally, Soliton agreed to pay a nonrefundable annual maintenance fee starting on the third anniversary of the effective date of the agreement, which escalates each anniversary. Additionally, the Company agreed to a running royalty percentage of net sales. The Company also agreed to make certain milestone and sublicensing payments, including a $250,000 milestone payment in June 2019 after the Company received U.S. Food & Drug Administration ("FDA") clearance for our RAP device for tattoo removal.

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

As the inventor of the intellectual property licensed from MD Anderson, Dr. Capelli, the Company's Chief Executive Officer, is entitled to 50% of the license income (which is determined after MD Anderson recoups any costs associated therewith) that the Company is required to pay to MD Anderson pursuant to the Company's license agreement with MD Anderson.

Leases

The Company leases space for its corporate office. The lease agreement provides for a five-year term beginning on July 15, 2015, for rent payments of $8,053 per month. Total rent expense under this office space lease arrangement for each of the three months ended June 30, 2019 and 2018 was $24,158. Total rent expense for the six months ended June 30, 2019 and 2018 was $48,316 and $40,951, respectively.

Future minimum lease payments as of June 30, 2019 were as follows:

Year Ending December 31,	Amount

2019	$51,977
2020	106,153
Thereafter	44,749
Total future minimum lease payments	$202,879

Letters of Credit

The Company has an irrevocable letter of credit which supports our obligations to pay or perform according to the requirements of an underlying agreement with a certain vendor. Such letter of credit has an initial term of one year, renews automatically for an additional year and can only be modified or canceled with the approval of the beneficiary. As of June 30, 2019, the letter of credit was not used.

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

Note 6 - Stockholders’ Deficit

Preferred Stock

Until amending the Certificate of Incorporation in February 2019, the Company was authorized to issue 2,534,766 shares of preferred stock with a par value of $0.001 per share with such designation, rights, and preferences as may be determined from time-to-time by the Company's Board. As of June 30, 2019 and December 31, 2018, there were 0 and 416,666 Series A preferred stock and 0 and 2,118,100 Series B preferred stock issued and outstanding, respectively. Dividends accrued at a rate of 8% per annum based on $4.80 per Series A preferred share, the dividends were cumulative but non-compounding.

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

Adoption of 2012 Long Term Incentive Plan

In November 2012, the Company’s Board and stockholders adopted the 2012 Long Term Incentive Plan (the “2012 Stock Plan”). The 2012 Stock Plan is designed to enable the Company to offer employees, officers, directors and consultants, as defined, an opportunity to acquire a proprietary interest in the Company. The types of awards that may be granted under the 2012 Stock Plan include stock options, stock appreciation rights, restricted stock, and other stock-based awards subject to limitations under applicable law. All awards are subject to approval by the Company’s Board. The 2012 Stock Plan reserves shares of common stock for issuance in accordance with the 2012 Stock Plan’s terms. Total number of shares reserved and available for issuance under the plan is 789,745 shares. As of June 30, 2019, 14,745 shares remained under the 2012 Stock Plan. The Company does not intend to utilize the 2012 Stock Plan and intends to utilize the 2018 Stock Plan.

Adoption of 2018 Stock Plan

In June 2018, the Company’s Board and stockholders adopted the 2018 Stock Plan. The 2018 Stock Plan is designed to enable the Company to offer employees, officers, directors and consultants, as defined, an opportunity to acquire a proprietary interest in the Company. The types of awards that may be granted under the 2018 Stock Plan include stock options, stock appreciation rights, restricted stock, and other stock-based awards subject to limitations under applicable law. All awards are subject to approval by the Company’s Board. The 2018 Stock Plan reserves shares of common stock for issuance in accordance with the 2018 Stock Plan’s terms. Total number of shares reserved and available for issuance under the plan is 3,400,000 shares. As of June 30, 2019, 590,450 shares remained available for grant under the 2018 Stock Plan.

Restricted Stock

Restricted stock activity for the six months ended June 30, 2019 is summarized as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2018	127,500	$3.21
Granted	-
Vested	(127,500)	3.21
Forfeited	-
Outstanding at March 31, 2019	-	-
Granted	200,000	11.54
Vested	(16,668)	11.54
Forfeited	-
Outstanding at June 30, 2019	183,332	$11.54

On May 8, 2019, the Company granted and issued 200,000 shares of restricted common stock to three consultants in connection with the provision of services pursuant to agreements entered into in April 2019. The consultants were each accredited investors. 25,000 shares vest within four months of the approval date of the agreement. The remaining 175,000 shares vest over 42-months, beginning on September 19, 2019.

During the three months ended June 30, 2019 and 2018, the Company recorded $332,577 and $142,634, respectively, in stock-based compensation for the restricted shares previously issued. During the six months ended June 30, 2019 and 2018, the Company recorded $597,031 and $285,268, respectively, in stock-based compensation for the restricted shares previously issued.

As of June 30, 2019, there was $1,975,424 unamortized expense remaining related to the restricted shares.

Stock Options

The following table summarizes stock option activities for the six months ended June 30, 2019:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (in Years)	Aggregate Intrinsic Value

Outstanding, December 31, 2018	2,235,000	$1.74	9.44	$23,100
Granted	589,550	5.32
Exercised	-	-
Cancelled	-	-
Outstanding, June 30, 2019	2,824,550	$2.49	9.11	$34,496,387

Exercisable, June 30, 2019	662,938	$1.73	8.26	$8,597,191

During the six months ended June 30, 2019, the Company granted certain individuals options to purchase 589,500 shares of the Company’s common stock with an average exercise price of $5.32 per share, for a term of 10 years, and a vesting period ranging from 25% per year over 4-years to 25% per quarter over 1-year. The options have an aggregated grant date fair value of $2,204,866 that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate ranging from 1.76% to 2.53% based on the daily yield curve rates for U.S. Treasury obligations, (2) expected life ranging from 5.27 to 6.25 years based on the simplified method (vesting plus contractual term divided by two), (3) expected volatility ranging from 84.3% to 85.1% based on the historical volatility of comparable companies' stock, (4) no expected dividends and (5) fair market value of the Company's stock ranging from $1.75 to $14.62 per share.

All options issued and outstanding are being amortized over their respective vesting periods. The unrecognized compensation expense at June 30, 2019 was $3,924,786. During the three months ended June 30, 2019 and 2018, the Company recorded option expense of $353,451 and $59,055, respectively. During the six months ended June 30, 2019 and 2018, the Company recorded stock option expense of $601,043 and $61,975, respectively.

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

From October through December 2018, the Company issued warrants to purchase 685,000 shares of common stock at an exercise price of $1.75. The warrants expire 5 years from the date of issuance. In addition, the Company issued warrants to purchase 300,000 shares of common stock at an exercise price of $1.75 on various dates in January and February of 2019. The warrants were issued to investors in connection with notes issued under the Fifth Note.

On February 19, 2019, the Company issued 5-year warrants to the underwriters of the Company's IPO to purchase 152,081 shares of common stock at an exercise price of $6.00.

The grant date fair value of these 1,228,431 warrants was $1,636,232, which was determined utilizing the Black-Scholes option pricing model. Variables used in the Black-Scholes option-pricing model include (1) discount rate in the range of 2.5% to 2.8% based on the daily yield curve rates for U.S. Treasury obligations, (2) expected term of 5 years based on the term of the warrants, (3) expected volatility of 84% to 85% based on the historical volatility of comparable companies' stock, (4) no expected dividends, and (5) fair value of the Company's stock at $1.67 per share for warrants issued prior to the IPO, a value determined by the Company's Board after reviewing and considering, among other factors, a valuation report issued by an independent appraisal firm, or the fair market value of the Company's stock at the closing of its' IPO on February 19, 2019 of $4.87 for warrants on that day.

The fair value amount was included in discounts on convertible notes payable and was amortized over the life of the convertible notes payable. As a result of the Company’s IPO closing on February 19, 2019, all $664,953 of unamortized discount on convertible notes payable was accelerated and recorded as warrant expense.

On June 16, 2019, the Company entered into a PIPE offering with certain institutional and accredited investors for the sale by the Company in a private placement of 675,000 units (each a “Unit”), each Unit consisting of (i) one share of our common stock, and (ii) 0.7 of a warrant (a total of 472,500) to purchase one share of common stock (each a “Warrant”). The Warrants included in the Units are exercisable at a price of $16.00 per share.

The grant date fair value of these 472,500 warrants was $4,420,503, which was determined utilizing the Black-Scholes option pricing model. Variables used in the Black-Scholes option-pricing model include (1) discount rate of 1.85% based on the daily yield curve rates for U.S. Treasury obligations, (2) expected term of 5 years based on the term of the warrants, (3) expected volatility of 85% based on the historical volatility of comparable companies' stock, (4) no expected dividends, and (5) fair value of the Company's stock at $14.30 per share.

The fair value amount was included in additional paid-in-capital as a deal cost.

The following table summarizes warrant activity for the six months ended June 30, 2019:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value

Outstanding, December 31, 2018	776,350	$1.75	4.80	$-
Granted	924,581	9.73
Exercised	(205,715)	3.00		2,407,008
Forfeited (cashless exercise)	(114,383)	5.15
Outstanding, June 30, 2019	1,380,833	$6.63	4.61	$11,148,662

Exercisable, June 30, 2019	1,380,833	$5.90	4.61	$12,148,662

Note 7 - Subsequent Events

On July 1, 2019, the Company filed a Registration Statement on Form S-1 to register for resale the common stock underlying the units sold with the Company's PIPE offering on June 19, 2019, which consisted of 675,000 Units of common stock issued at $14.00 per Unit for total gross proceeds of $9,450,000. Each Unit consisted of one share of the Company's common stock and 0.7 of a warrant to purchase one share of common stock at $16.00 per share.

On July 10, 2019, the Compensation Committee of the Board of Directors approved the issuance to five employees of 19,000 options to purchase shares of the Company's common stock with a term of 10 years and vesting annually over a four-year period. The options had an exercise price of $17.50.

On July 12, 2019, the Company filed a Registration Statement on Form S-8 to register the common stock issuable pursuant to the Company's 2012 Stock Plan and 2018 Stock Plan.

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

●

the need to obtain regulatory approval for when we modify the Generation 1 RAP device to become our Generation 2 device before our initial market launch and to become our Generation 3 device before our nationwide launch, and the need to obtain regulatory approval for other indications;

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

Overview

Soliton, Inc. was incorporated in the state of Delaware on March 27, 2012. We are a medical technology company focused on developing and commercializing products utilizing our proprietary designed acoustic shockwave technology platform referred to as Rapid Acoustic Pulse ("RAP"). We are a pre-revenue stage company with our first product currently being developed for the removal of tattoos. We received premarket clearance from the U.S. Food & Drug Administration ("FDA") for our tattoo indication on May 28, 2019. We also intend to secure regulatory approval in numerous international markets and are currently developing a regulatory strategy for these markets.

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

Our ongoing research and development activities are primarily focused on developing our system and treatment head for tattoo removal and cellulite reduction procedures and obtaining FDA clearance for the cellulite indication. In addition to these development activities, we are exploring additional uses of our RAP technology for the dermatology, plastic surgery, and aesthetic markets, as well as new methods for improving the safety and efficacy of laser-based devices. We have completed a proof-of-concept clinical trial for the reduction of cellulite and have initiated a four-site pivotal trial for the reduction of cellulite.

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

Recent Developments

On May 28, 2019, we received clearance from the FDA to market our RAP device for tattoo removal. The device is indicated for use as an accessory to laser tattoo removal procedures using a 1064 nm Q-Switched laser in Fitzpatrick Skin Type I-III patients.

On June 19, 2019, we completed a private placement with certain institutional and accredited investors for the sale of 675,000 units (each a “Unit”), each Unit consisting of (i) one share of our common stock, and (ii) 0.7 of a warrant to purchase one share of common stock (each a “Warrant”). The offering price of the Units was $14.00 per Unit. The Warrants included in the Units are exercisable at a price of $16.00 per share commencing on the date of issuance and will expire five years from the effective date of the registration statement pursuant to which the resale of the shares of common stock underlying the Warrants are registered. The net proceeds from the sale of the Units were approximately $8,600,000 after deducting the placement agent fees and estimated offering expenses payable by the Company.

Based on our current plans, we estimate our cash resources, including cash on hand of $11,387,168 at June 30, 2019 is sufficient to fund our operations into but not beyond May 2020 as the Company's recent PIPE offering has allowed us to commercialize at a faster pace. However, we cannot be certain that our business plan, including raising additional subsequent capital, obtaining regulatory clearance for its products currently under development, commercializing and generating revenues from products currently under development, and controlling expenses, will be achieved. A failure to raise sufficient capital will adversely impact our ability to meet our financial obligations as they become due and payable and to achieve our intended business objectives.

We have completed a proof-of-concept clinical trial for the reduction of cellulite and have initiated the full pivotal trial for the same indication.

We have initiated a proof-of-concept clinical trial for the treatment of keloid scars. We have completed the study treatments and will have patient follow up visits in 2019.

Results of Operations for the Three and Six Months Ended June 30, 2019 Compared to the Three and Six Months Ended June 30, 2018

Below is a summary of the results of operations for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
	2019	2018	Change ($)	% Change
Operating expenses
Research and development	$784,331	$1,394,177	$(609,846)	(43.74)%
Sales and marketing	46,663	56,050	(9,387)	(16.75)%
Depreciation and amortization	43,045	29,732	13,313	44.78%
General and administrative	2,101,287	834,172	1,267,115	151.90%
Total operating expenses	$2,975,326	$2,314,131	$661,195	28.57%

Research and development. Research and development ("R&D") expenses decreased by $609,846 compared to the same period in 2018, primarily due to decreases in expenses for contract engineering of $889,782, animal research of $38,572 and salaries and related costs of $13,571 offset by increases in expenses for our license with MD Anderson and other expenses of $325,005, including a $250,000 milestone payment after we received FDA clearance for our RAP device for tattoo removal, and clinical trial costs of $7,074. The overall decrease in R&D costs reflects the pull back in spending in advance of our recent IPO and PIPE offering.

Sales and marketing. Sales and marketing ("S&M") expenses decreased by $9,387 compared to the same period in 2018, primarily due to decreases in expenses related to social media development of $25,355 offset by an increase in our Scientific Advisory Board ("SAB") and the related cost of meetings with this group and other advisors of $15,968. We include our SAB fees in S&M because they primarily advise on our product launch and marketing decisions related to dermatologists and prospective patients.

General and administrative. General and administrative ("G&A") expenses increased by $1,267,115 compared to the same period in 2018. This increase was primarily due to increases in salaries and related expenses of $278,986, largely due to the payout of bonuses and the accrual for management incentives (versus a prior year reversal) of $359,843 offset by a decrease in salaries and wages of $80,857, increases in investor relations of $115,802, legal expenses of $113,308, accounting and other professional services of $97,758, insurance of $76,661, travel of $58,239, board related fees of $43,388, and other expenses of $19,503, offset by decreases in expenses for information technology costs of $12,160 and dues and memberships of $8,709. Further contributing to the increase in G&A were the non-cash expenses related to stock options, restricted stock and acceleration of restricted stock vesting due to our IPO of $484,339.

Below is a summary of the results of operations for the six months ended June 30, 2019 and 2018:

	Six Months Ended
	June 30,
	2019	2018	Change ( $ )	Change ( % )

Operating expenses:
Research and development	$1,229,733	$2,086,902	$(857,169)	(41.07)%
Sales and marketing	103,679	68,550	35,129	51.25%
Depreciation and amortization	72,748	60,293	12,455	20.66%
General and administrative	3,955,971	1,283,201	2,672,770	208.29%
Total operating expenses	$5,362,131	$3,498,946	$1,863,185	53.25%

Research and development. Research and development ("R&D") expenses decreased by $857,169 compared to the same period in 2018, primarily due to decreases in expenses for contract engineering of $1,252,163 and animal research of $26,292 offset by increases in expenses for our license with MD Anderson and other expenses of $338,418, including a $250,000 milestone payment after we received FDA clearance for our RAP device for tattoo removal, salaries and related costs of $75,164, which are largely due to personnel expenses being allocated more to R&D in the current period than in the prior period, and clinical trial expenses of $7,704. The overall decrease in R&D costs reflects the pull back in spending in advance of our recent IPO and PIPE offering.

Sales and marketing. Sales and marketing ("S&M") expenses increased by $35,129 compared to the same period in 2018, primarily due to increases in expenses related to our Scientific Advisory Board ("SAB") and the related cost of meetings with this group and other advisors of $30,468 and social media development of $4,661. We include our SAB fees in S&M because they primarily advise on our product launch and marketing decisions related to dermatologists and prospective patients.

General and administrative. General and administrative ("G&A") expenses increased by $2,672,770 compared to the same period in 2018. This increase was primarily due to increases in expenses for salaries and related expenses of $740,825, largely due to the payout of bonuses and the accrual for management incentives (versus a prior year reversal) of $936,936 offset by a decrease in salaries and wages of $196,111.  The increase was also driven by increases in expenses for investor relations of $348,054, board related fees of $137,292, legal expenses of $133,743, insurance of $122,641, travel and related costs of $115,537, accounting and other professional fees of $93,758 and dues and membership fees of $90,102 related primarily to listing fees on Nasdaq offset by a decrease in IT expenses of $1,840. Further contributing to the increase in G&A were the non-cash expenses related to stock options, restricted stock and acceleration of restricted stock vesting due to our IPO of $850,831.

Liquidity and Capital Resources

Since our inception, and prior to our IPO, we have financed our operations through private placements of common stock, convertible preferred stock and convertible and non-convertible bridge notes. On June 30, 2019, we had $11,187,168 of cash and cash equivalents and $200,000 in restricted cash representing a letter of credit benefiting our contract manufacturer.

On February 19, 2019, we consummated our IPO. In the IPO, we sold a total of 2,172,591 shares of common stock at a purchase price of $5.00 per share for gross proceeds of $10,862,955 and net proceeds of approximately $9,700,000. In connection with the closing of the IPO, our convertible notes (and related accrued interest) of $11,784,987 were converted into 6,825,391 shares of our common stock, accrued dividends of $4,773,480 were converted into 954,696 shares of our common stock. We repaid non-convertible notes and accrued interest from our IPO proceeds in the amount of $1,005,038.  Additionally, we utilized approximately $2,000,000 to pay outstanding liabilities with vendors.

On June 19, 2019, we completed a private placement offering with certain institutional and accredited investors for the sale by the Company of 675,000 Units. The offering price of the Units was $14.00 per Unit. The Warrants included in the Units are exercisable at a price of $16.00 per share commencing on the date of issuance and will expire five years from the effective date of the registration statement pursuant to which the resale of the shares of common stock underlying the Warrants are registered. The net proceeds from the sale of the Units was approximately $8,600,000 after deducting the placement agent fees and estimated offering expenses payable by the Company.

We expect to continue to invest in our research and development efforts to support our current initiatives. We will not generate revenue until we have completed the commercialization of our RAP units, received clearance from the FDA for the changes made to the device from the initial device cleared by the FDA on May 28, 2019 and initiated sales of the units.

We estimate our current cash resources of $11,387,168 are sufficient to fund our operations into but not beyond May 2020. We also recognize we will need to raise additional capital in order to continue to execute our business plan, including obtaining regulatory clearance for our products currently under development and commercializing and generating revenues from products under development. There are no assurances that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to us. A failure to raise sufficient capital, generate sufficient product revenues, control expenditures and regulatory matters, among other factors, will adversely impact our ability to meet our financial obligations as they become due and payable and to achieve our intended business objectives. If we are unable to raise sufficient additional funds, we will have to scale back our operations.

Summary of Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2019 and 2018, respectively:

	For the Six Months Ended
	June 30,
	2019	2018

Net cash used in operating activities	$(6,353,747)	$(2,797,746)
Net cash used in investing activities	(43,631)	(10,922)
Net cash provided by financing activities	17,651,111	4,211,240
Net increase in cash	$11,253,733	$1,402,572

Cash Flows for the six months ended June 30, 2019 and 2018

Operating activities. Net cash used in operating activities was $6,353,747 during the six months ended June 30, 2019 and consisted of a net loss of $6,181,879 and a net change in operating assets and liabilities of $2,105,081 offset by non-cash items of $1,933,213. The change in operating assets and liabilities included a use of cash for prepaid expenses of $264,440 and accounts payable of $2,122,264. These were offset with increases in accrued liabilities of $125,339, accrued interest, related party and non-related party of $156,284. The increase in prepaid expenses was largely driven by new insurance policies. The decrease in accounts payable was largely due to payments to several vendors, previously on extended terms, as a result of our IPO closing and returning to consistent terms with vendors. The decrease in accrued liabilities was driven primarily by the settlement of accruals for several large vendors that were paid during the period. Non-cash items consisted of depreciation and amortization expense of $72,748, accelerated amortization of deferred financing costs of $664,953 as a result of our IPO closing, stock-based compensation of $1,198,074 and deferred rent of $2,562.

Net cash used in operating activities was $2,797,746 during the six months ended June 30, 2018, and consisted of a net loss of $3,916,754, which was offset by a net change in operating assets and liabilities of $675,482 and non-cash items of $443,526. The change in operating assets and liabilities included an increase in prepaid expenses and other assets of $33,176, deferred financing costs of $122,900, accounts payable of $695,263 and convertible accrued interest-related party of $401,812 offset by a decrease in accrued liabilities of $265,517. The increase in accrued interest-related party is due to the issuance of the related party convertible notes and the calculation of interest thereon. Non-cash items consisted of depreciation and amortization expense of $60,293, stock-based compensation of $347,243, intangible write-down of $19,138, amortization of debt discount of $17,356 and deferred rent of $504.

Investing activities. Net cash used in investing activities for the six months ended June 30, 2019, was $43,631 compared to $10,922 for the same comparable period in 2018. For the six months ended June 30, 2019 and 2018, $39,164 and $4,067, respectively, was utilized towards the purchase of property and equipment as a result of the investment in our research equipment and office and research facilities. We invested $4,467 and $6,855 towards the acquisition of intangibles in the same periods in 2019 and 2018, respectively.

Financing activities. Net cash provided by financing activities during the six months ended June 30, 2019, was $17,651,111. As a result of our IPO, we received cash proceeds of $9,714,198, net of deal costs and other expenses, cash proceeds of $300,000 from the issuance of non-convertible notes payable to non-related parties and $8,641,951 from the proceeds related to our PIPE offering. These amounts were offset by a use of cash for the payment of non-convertible notes and accrued interest to both related and non-related parties for $1,005,038.

Net cash provided by financing activities for the six months ended June 30, 2018, was $4,211,240, which was related to proceeds of $1,978,000 from convertible note issuances to non-related parties and proceeds of $2,397,000 from convertible note issuances to related parties offset by deferred financing costs of $163,760.

Contractual Obligations and Commitments

On April 5, 2012, we entered into a Patent and Technology License Agreement with The University of Texas M.D. Anderson Cancer Center (“MD Anderson”). Pursuant to the agreement, we obtained a royalty-bearing, worldwide, exclusive license to intellectual property including patent rights related to the patents and technology we use. Under the agreement, we agreed to pay a nonrefundable license documentation fee 30 days after the effective date of the agreement. Additionally, we agreed to pay a nonrefundable annual maintenance fee starting on the third anniversary of the effective date of the agreement, which escalates each anniversary. Additionally, we agreed to a running royalty percentage of net sales. We also agreed to make certain milestone and sublicensing payments, including a $250,000 milestone payment in June 2019 after we received FDA clearance for our RAP device for tattoo removal.

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

As the inventor of the intellectual property licensed from MD Anderson, Dr. Capelli, our Chief Executive Officer, is entitled to 50% of the license income (which is determined after MD Anderson recoups any costs associated therewith) that we are required to pay to MD Anderson pursuant to our license agreement with MD Anderson.

Lease Commitments

We lease space for our corporate office, which provides for a five-year term beginning on July 15, 2015, for rent payments of $8,053 per month. Rent expense for non-cancellable operating leases with scheduled rent increases will be recognized on a straight-line basis over the lease term.

Future minimum lease payments under the operating leases as of June 30, 2019 were as follows:

Year Ending December 31,	Amount

2019	$51,977
2020	106,153
Thereafter	44,749
Total future minimum lease payments	$202,879

Purchase Commitments

As of June 30, 2019, we had no non-cancellable purchase obligations to contract manufacturers and suppliers.

Off-balance Sheet Arrangements

As of June 30, 2019, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

We expect our research and development expenses to increase in the future as we advance our product into and through clinical trials, pursue additional regulatory approvals of our product in the United States, and continue commercial development of our RAP device and replaceable cartridge. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming. The actual probability of success for our technology may be affected by a variety of factors including: the quality of our product, early clinical data, investment in our clinical program, competition, manufacturing capability and commercial viability. We may not succeed in achieving all necessary regulatory approvals for any of our product candidates. As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our research and development process or when and to what extent, if any, we will generate revenue from the commercialization and sale of our device.

Sales and Marketing

Sales and marketing expenses consists of marketing, conferences, web development, advisory boards and other miscellaneous expenses. We expect our sales and marketing expense to increase due to the anticipated growth of our business and related infrastructure as well as expanding our sales personnel, web development and other costs associated with becoming a public company.

General and administrative

General and administrative expenses consist of personnel related costs, which include salaries, as well as the costs of professional services, such as accounting and legal, facilities, information technology and other administrative expenses. We expect our general and administrative expense to increase due to the anticipated growth of our business and related infrastructure as well as accounting, insurance, investor relations and other costs associated with becoming a public company.

Depreciation

Depreciation expense consists of depreciation on our property and equipment. We depreciate our assets over their estimated useful lives. We estimate research and development equipment and lab equipment to have a 5-year life; computer equipment and software to have a 3-year life; furniture to have a 3-year life; and leasehold improvements to be depreciated over the shorter of the remaining lease term or useful lives of the asset.

Accounting for warrants

We issued warrants to purchase shares of common stock related to bridge notes issued prior to IPO and as part of underwriter compensation in 2019 and 2018. We accounted for such warrants in accordance with Accounting Standards Codification (ASC) Topic 480-10, Distinguishing Liabilities from Equity, which identifies three categories of freestanding financial instruments that are required to be accounted for as a liability. Based on this guidance, we determined, for each issuance, that warrants did not need to be accounted for as a liability. Accordingly, the warrants were classified as equity and are not subject to remeasurement at each balance sheet date. In addition, we account for issuance costs of warrants issued with debt instruments in accordance with ASC 470-20, Debt with Conversion and Other Options, which states proceeds from the sale of a debt instrument with stock purchase warrants (detachable call options) are allocated to elements based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at time of issuance. The portion of the proceeds so allocated to the warrants are accounted for as paid-in capital. The remainder of the proceeds are allocated to the debt instrument, which may result in a discount or premium. Accordingly, there was no liability under the payment arrangement requiring disclosure or recognition.

On June 19, 2019, we completed a private placement with certain institutional and accredited investors for the sale of 675,000 units (each a “Unit”), each Unit consisting of (i) one share of our common stock, and (ii) 0.7 of a warrant to purchase one share of common stock (each a “Warrant”). On July 1, 2019, the Company filed a Registration Statement on Form S-1 to register for resale the common stock underlying the units sold with the Company's PIPE offering. Related registration rights agreements were accounted for in accordance with Topic ASC Topic 450-20, Loss Contingencies, which requires measurement of the contingent liability when an entity would be required to deliver shares under a registration payment arrangement, the transfer of consideration is probable and the number of shares to be delivered can be reasonably estimated.

The fair value of warrants is estimated using the Black-Scholes option pricing model, based on the market value of the underlying common stock at the measurement dates, the contractual terms of the warrants, risk-free interest rates and expected volatility of the price of the underlying common stock.  There are no expected dividends.

Stock based compensation

Stock-based compensation transactions are recognized as compensation expense in the statement of operations based on their fair values on the date of the grant, with the compensation expense recognized over the period in which a grantee is required to provide service in exchange for the award. The expense for equity awards vested during the reporting period is recognized over the applicable vesting period of the stock award using either the straight-line method or the accelerated method, depending on the vesting structure, and is included in general and administrative expenses. We estimate the fair value of options granted using the Black-Scholes option valuation model. This estimate uses assumptions regarding a number of inputs that require us to make significant estimates and judgments. Because we are a new publicly traded common stock the expected volatility assumption was based on industry peer information.

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

Under the supervision, and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness, as of June 30, 2019, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon such evaluation, our CEO and CFO have concluded that, as of June 30, 2019, our disclosure controls and procedures were not effective. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation, our management concluded that our internal controls over financial reporting were, and continue to be ineffective, as of June 30, 2019 due to material weaknesses in our internal controls due to the lack of segregation of duties, the limitations of our financial accounting system to properly segregate duties, and the absence of internal staff with extensive knowledge of SEC financial and GAAP reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section entitled “Risk Factors” in our 2018 Annual Report on Form 10-K and our first quarter 2019 Form 10-Q, filed with the SEC, which are incorporated herein by reference. The risks described in the 2018 Annual Report on Form 10-K and our first quarter 2019 Form 10-Q are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Except as set forth below, there have been no material changes to our risk factors from those set forth in the 2018 Annual Report on Form 10-K and our first quarter 2019 Form 10-Q.

If third parties claim that our products infringe their intellectual property rights, we may be forced to expend significant financial resources and management time defending against such actions and our financial condition and our results of operations could suffer.

Third parties may claim that our products infringe their patents and other intellectual property rights. Identifying third-party patent rights can be particularly difficult because, in general, patent applications can be maintained in secrecy for at least 18 months after their earliest priority date. Some companies in the medical device industry have used intellectual property infringement litigation to gain a competitive advantage. If a competitor were to challenge our patents, licenses or other intellectual property rights, or assert that our products infringe its patent or other intellectual property rights, we could incur substantial litigation costs, be forced to make expensive changes to our product design, pay royalties or other fees to license rights in order to continue manufacturing and selling our products, or pay substantial damages. Third-party infringement claims, regardless of their outcome, would not only consume our financial resources but also divert our management’s time and effort.

Techniques employed by short sellers have in the past and may in the future drive down the market price of our common stock.

Short selling is the practice of selling securities that the seller does not own but rather has borrowed from a third-party with the intention of buying identical securities back at a later date to return to the lender. The short seller hopes to profit from a decline in the value of the securities between the sale of the borrowed securities and the purchase of the replacement shares, as the short seller expects to pay less in that purchase than it received in the sale. As it is in the short seller’s best interests for the price of the stock to decline, many short sellers publish, or arrange for the publication of, negative opinions regarding the relevant issuer and its business prospects in order to create negative market momentum and generate profits for themselves after selling a stock short. These short attacks have led to selling of shares in the market. Issuers such as Soliton, that have common stock with limited trading volumes and/or have been susceptible to relatively high volatility levels, can be particularly vulnerable to such short seller attacks. In May 2019, our common stock was the subject of a report by a short seller that contained incorrect and misleading information, which report led to a severe decline in our stock price. Although we timely responded to these false and misleading allegations, we cannot assure you that such similar false and misleading articles will not be published again in the future. The publication of any such articles regarding us in the future may bring about a temporary, or possibly long term, decline in the market price of our common stock. If we continue to be the subject of unfavorable allegations, we may have to expend a significant amount of resources to investigate such allegations and/or defend ourselves. While we would strongly defend against any such short seller attacks, we may be constrained in the manner in which we can proceed against the relevant short seller by applicable state law or issues of commercial confidentiality. Such a situation could be costly and time-consuming, and could be distracting for our management team.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

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

On June 16, 2019, we entered into a PIPE offering with certain institutional and accredited investors for the sale by the Company in a private placement of 675,000 units (each a “Unit”), each Unit consisting of (i) one share of our common stock, and (ii) 0.7 of a warrant to purchase one share of common stock (each a “Warrant”). The offering price of the Units was $14.00 per Unit. The Warrants included in the Units are exercisable at a price of $16.00 per share commencing on the date of issuance and will expire five years from the effective date of the registration statement pursuant to which the resale of the shares of common stock underlying the Warrants are registered. On July 1, 2019, the Company filed a Registration Statement on Form S-1 to register for resale the common stock underlying the units sold with the Company's PIPE offering.

The issuance of the above shares and warrants was exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act or Regulation D promulgated thereunder.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Our certificate of incorporation provides that the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for (i) any derivative action or proceeding brought our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors or officers to us or our stockholders, (iii) any action asserting a claim against us arising pursuant to any provision of the Delaware General Corporation Law, or our certificate of incorporation or the bylaws, and (iv) any action asserting a claim against us governed by the internal affairs doctrine. This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act or Securities Act. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, a court could find these provisions of our certificate of incorporation to be inapplicable or unenforceable in respect of one or more of the specified types of actions or proceedings, which may require us to incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition.”

.

Item 6.	Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description
4.1	Form of Warrant Agreement issued in June 2019 PIPE offering (incorporated by reference to exhibit 4.1 of the Company's Form 8-K filed June 18, 2019)
10.1	Form of Securities Purchase Agreement dated June 16, 2019 by and among Soliton, Inc. and the investors in the June 2019 PIPE offering (incorporated by reference to exhibit 10.1 of the Company's Form 8-K filed June 18, 2019)
10.2	Form of Registration Rights Agreement dated June 16, 2019 by and among Soliton, Inc. and the investors in the June 2019 PIPE offering (incorporated by reference to exhibit 10.2 of the Company's Form 8-K filed June 18, 2019)
10.3	2018 Stock Plan of Soliton, Inc., as amended, and forms of award agreements therunder (incorporated by reference to exhibit 99.1 of the Company's Form S-8, file number 333-232636)
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1*(1)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*(1)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	SXRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

SOLITON, INC.

SIGNATURE	TITLE	DATE

/s/ Christopher Capelli	Chief Executive Officer, President and Director	August 9, 2019
Christopher Capelli	(principal executive officer)

/s/ Lori Bisson	Chief Financial Officer and Executive Vice-President	August 9, 2019
Lori Bisson	(principal financial and accounting officer)