Form 10-Q
period 2019-09-30
Soliton, Inc.
filed 2019-11-07
CIK 1548187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [ X ]
The number of shares of the Company's outstanding common stock as of November 1, 2019 was 16,932,184.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
SOLITON, INC.
CONDENSED BALANCE SHEETS
(UNAUDITED)

ASSETS	September 30, 2019	December 31, 2018
Current assets:
Cash and cash equivalents	$8,505,960	$133,435
Restricted cash	202,681	—
Total cash	8,708,641	133,435
Prepaid expenses and other current assets	198,272	10,533
Total current assets	8,906,913	143,968
Deferred direct issuance costs - offering	—	276,560
Property and equipment, net of accumulated depreciation	907,309	1,014,240
Intangible assets, net of accumulated amortization	89,521	84,942
Other assets	23,283	23,283
Total assets	$9,927,026	$1,542,993

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$887,992	$2,737,836
Accrued liabilities	1,838,474	1,863,874
Dividends payable	—	4,613,260
Accrued interest	—	133,804
Accrued interest - related party	—	1,162,719
Convertible notes payable, net	—	1,784,976
Convertible notes payable - related party	—	8,422,000
Notes payable, net	—	293,568
Notes payable - related party, net	—	65,479
Deferred rent - current portion	7,493	7,106
Total current liabilities	2,733,959	21,084,622
Deferred rent	10,920	16,256
Total liabilities	2,744,879	21,100,878
Commitments and contingencies (Note 5)
Stockholders’ equity (deficit):
Series A preferred stock, $0.001 par value, liquidation value of $1,999,997, 416,666 shares designated, issued and outstanding at December 31, 2018	—	417
Series B preferred stock, $0.001 par value, liquidation value of $14,000,641, 2,118,100 shares designated, issued and outstanding at December 31, 2018	—	2,118
Common stock, $0.001 par value, 100,000,000 authorized, 16,405,062 shares issued and outstanding at September 30, 2019 and 1,998,056 shares issued and outstanding at December 31, 2018	16,405	1,998
Additional paid-in capital	59,934,012	22,568,857
Accumulated deficit	(52,768,270)	(42,131,275)
Total stockholders’ equity (deficit)	7,182,147	(19,557,885)
Total liabilities and stockholders’ equity	$9,927,026	$1,542,993
See accompanying notes to the unaudited condensed financial statements

SOLITON, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$—	$—	$—	$—

Operating expenses:
Research and development	2,430,503	1,717,113	3,660,236	3,804,015
Sales and marketing	33,166	109,565	136,845	178,115
Depreciation and amortization	73,347	30,028	146,095	90,321
General and administrative	1,763,597	794,991	5,719,568	2,078,191
Total operating expenses	4,300,613	2,651,697	9,662,744	6,150,642

Loss from operations	(4,300,613)	(2,651,697)	(9,662,744)	(6,150,642)

Other (expense) income:
Interest expense	—	(327,978)	(822,858)	(747,492)
Interest income	5,716	1,054	8,826	2,760
Total other (expense) income	5,716	(326,924)	(814,032)	(744,732)

Net loss	(4,294,897)	(2,978,621)	(10,476,776)	(6,895,374)
Dividend to series A and B preferred stockholders	—	(320,000)	(160,219)	(960,000)
Net loss attributable to common stockholders	$(4,294,897)	$(3,298,621)	$(10,636,995)	$(7,855,374)

Net loss per common share, basic and diluted	$(0.27)	$(1.74)	$(0.83)	$(4.23)

Weighted average number of common shares outstanding, basic and diluted	15,994,002	1,898,056	12,877,047	1,855,190
See accompanying notes to the unaudited condensed financial statements

SOLITON, INC.
CONDENSED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

	Series A Preferred Stock			Series B Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Par		Shares	Par	Shares	Par

Balance, December 31, 2018	416,666	$417		2,118,100	$2,118	1,998,056	$1,998	$22,568,857	$(42,131,275)	$(19,557,885)

Stock-based compensation	—	—		—	—	—	—	512,045	—	512,045
Debt discount on convertible notes and notes payable – issuance of warrants	—	—		—	—	—	—	145,974	—	145,974
Payment of deferred direct issuance costs	—	—		—	—	—	—	(186,029)	—	(186,029)
Issuance of common shares for extinguishment of preferred shares	(416,666)	(417)		(2,118,100)	(2,118)	2,534,766	2,535	—	—	—
Issuance of common shares for extinguishment of convertible debt	—	—		—	—	6,825,391	6,825	11,778,162	—	11,784,987
Issuance of common shares for extinguishment of dividends payable	—	—		—	—	954,696	955	4,772,525	—	4,773,480
Issuance of common shares from IPO, net of costs	—	—		—	—	2,172,591	2,173	9,871,494	—	9,873,667
Issuance of common shares for accelerated vesting	—	—		—	—	127,500	127	(127)	—	—
Accrued preferred dividends	—	—		—	—	—	—	—	(160,219)	(160,219)
Net loss	—	—		—	—	—	—	—	(3,208,345)	(3,208,345)
Debt forgiveness	—	—		—	—	—	—	434,065	—	434,065

Balance, March 31, 2019	—	—		—	—	14,613,000	14,613	49,896,966	(45,499,839)	4,411,740

Stock-based compensation	—	—		—	—	—	—	686,029	—	686,029
Issuance of common shares from PIPE deal, net of costs	—	—		—	—	675,000	675	8,641,276	—	8,641,951
Issuance of common shares	—	—		—	—	405,715	406	(406)	—	—
Net loss	—	—		—	—	—	—	—	(2,973,534)	(2,973,534)

Balance, June 30, 2019	—	—		—	—	15,693,715	15,694	59,223,865	(48,473,373)	10,766,186

Stock-based compensation	—	—		—	—	—	—	661,726	—	661,726
Issuance of common shares for extinguishment of convertible debt	—	—		—	—	273,034	273	47,508	—	47,781
PIPE deal costs	—	—		—	—	—	—	1,351	—	1,351
Issuance of common shares	—	—		—	—	438,313	438	(438)	—	—
Net loss	—	—		—	—	—	—	—	(4,294,897)	(4,294,897)

Balance, September 30, 2019	—	$—	—	—	$—	16,405,062	$16,405	$59,934,012	$(52,768,270)	$7,182,147
See accompanying notes to the unaudited condensed financial statements

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Par	Shares	Par	Shares	Par

Balance, December 31, 2017	416,666	$417	2,118,100	$2,118	1,820,556	$1,821	$21,031,388	$(31,536,339)	$(10,500,595)

Stock-based compensation	—	—	—	—	—	—	145,553	—	$145,553
Accrued preferred dividends	—	—	—	—	—	—	—	(320,000)	$(320,000)
Net loss	—	—	—	—	—	—	—	(1,351,665)	$(1,351,665)

Balance, March 31, 2018	416,666	417	2,118,100	2,118	1,820,556	1,821	21,176,941	(33,208,004)	(12,026,707)

Stock-based compensation	—	—	—	—	—	—	201,690	—	$201,690
Warrants	—	—	—	—	—	—	103,006	—	$103,006
Issuance of common shares	—	—	—	—	77,500	77	(77)	—	$—
Accrued preferred dividends	—	—	—	—	—	—	—	(320,000)	$(320,000)
Net loss	—	—	—	—	—	—	—	(2,565,089)	$(2,565,089)

Balance, June 30, 2018	416,666	417	2,118,100	2,118	1,898,056	1,898	21,481,560	(36,093,093)	$(14,607,100)

Stock-based compensation	—	—	—	—	—	—	313,963	—	$313,963
Accrued preferred dividends	—	—	—	—	—	—	—	(320,000)	$(320,000)
Net loss	—	—	—	—	—	—	—	(2,978,621)	$(2,978,621)
	—	—	—	—	—	—	—	(320,000)	$(320,000)
Balance, September 30, 2018	416,666	$417	2,118,100	$2,118	1,898,056	$1,898	$21,795,523	$(39,391,714)	$(17,591,758)
See accompanying notes to the unaudited condensed financial statements

SOLITON, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,476,776)	$(6,895,374)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	146,095	90,321
Stock-based compensation	1,859,800	661,205
Impairment of intangible assets	—	19,138
Amortization of debt discount	664,953	44,921
Deferred rent	(4,949)	(1,510)
Changes in operating assets - (Increase)/Decrease:
Prepaid expenses and other current assets	(187,739)	(7,643)
Changes in operating liabilities - Increase/(Decrease):
Accounts payable	(1,599,844)	1,322,260
Accrued liabilities	408,663	339,275
Non-convertible accrued interest - non-related and related party	10,617	79,988
Convertible accrued interest - related party	145,667	621,114
NET CASH USED IN OPERATING ACTIVITIES:	(9,033,513)	(3,726,305)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for the purchase of property and equipment	(39,164)	(16,008)
Payments for acquisition of intangibles	(4,579)	(11,152)
NET CASH USED IN INVESTING ACTIVITIES:	(43,743)	(27,160)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of non-convertible notes payable - related party and non-related party	(985,000)	—
Payment of non-convertible notes payable accrued interest - related party and non-related party	(20,038)	—
Proceeds from the issuance of non-convertible notes payable - non-related party	300,000	—
Proceeds from initial public offering	9,714,198	—
Proceeds from private investment in public equity offering	8,643,302	—
Loan from non-related party	—	1,978,000
Deferred financing issuance costs	—	(163,760)
Proceeds from convertible notes payable - related party	—	2,397,000
Payment of deferred direct issuance costs - proposed offering	—	(278,212)
NET CASH PROVIDED BY FINANCING ACTIVITIES:	17,652,462	3,933,028

Net increase in cash	8,575,206	179,563
Cash, beginning of period	133,435	18,412
Cash, end of period	$8,708,641	$197,975

Supplemental cash flow disclosures:
Cash paid for interest (non-convertible notes payable - related and non-related party)	$20,038	$—

Non-cash financing activities:
Accrued preferred dividends	$160,219	$960,000
Warrants debt discount on convertible notes	$—	$103,006
Capital contributions - debt forgiveness	$434,065	$—
Issuance of common stock for extinguishment of convertible note payable - related party and non-related party	$10,400,000	$—
Issuance of common stock for extinguishment of convertible note payable accrued interest - related party and non-related party	$1,432,768	$—
Issuance of common stock for extinguishment of dividends payable	$4,773,480	$—
Issuance of common stock for extinguishment of preferred stock A and preferred stock B	$2,535	$—
Debt discount on convertible notes and notes payable – issuance of warrants	$145,974	$—
Deferred direct issuance costs - offering	$276,560	$—
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
Initial Public Offering
On February 19, 2019, the Company consummated its initial public offering (“IPO”). In the IPO, the Company sold a total of 2,172,591 shares of common stock at a purchase price of $5.00 per share for gross proceeds of $10,862,955 and net proceeds of approximately $9,700,000. In connection with the closing of the IPO, the Company's convertible notes (and related accrued interest) of $11,784,987 were initially converted into 6,825,391 shares of the Company's common stock, accrued dividends of $4,773,480 were converted into 954,696 shares of the Company's common stock, and preferred stock, both Series A and Series B, was converted into 2,534,766 shares of the Company's common stock. In addition, 127,500 shares of unvested restricted grants were immediately vested upon the completion of the IPO. Total shares of common stock outstanding at the closing of the IPO amounted to 14,613,000. Upon the closing of the IPO, certain notes were to be automatically converted according to their terms into the Company’s common stock to the extent and provided that certain holders of these notes are not permitted to convert such notes to the extent that the holders or any of its affiliates would beneficially own in excess of 4.99% of the Company’s common stock after such conversion. Due to this 4.99% limitation, principal representing $47,781 of these notes remained outstanding and were converted into 273,034 shares of its common stock in August and September 2019 when the conversion did not result in the holders and any of its affiliates owning more than 4.99% of the Company's outstanding common shares.
Private Investment in Public Equity Offering
On June 16, 2019, the Company entered into a private offering with certain institutional and accredited investors for the sale by the Company of 675,000 units (each a “June Unit”) of common stock issued at $14.00 per June Unit for total gross proceeds of $9,450,000. Each June Unit consisted of (i) one share of the Company’s common stock, and (ii) 0.7 of a warrant to purchase one share of common stock (each a “June Warrant”). The offering price of the June Units was $14.00 per Unit. The June Warrants included in the June Units are exercisable at a price of $16.00 per share commencing on the date of issuance and will expire 5 years from the effective date of the registration statement pursuant to which the resale of the shares of common stock underlying the June Warrants are registered, or August 23, 2024. The Company estimates the net proceeds from the closing of the sale of the June Units on June 19, 2019 was approximately $8,600,000 after deducting the placement agent fees and estimated offering expenses payable by the Company.
On October 10, 2019, the Company entered into a private placement with certain institutional and accredited investors for the sale by the Company of 485,250 units (each an “October Unit”) of common stock issued at $12.88 per October Unit for total gross proceeds of $6,250,020. Each October Unit consisted of (i) one share of the Company’s common stock and (ii) 1.1 of a warrant to purchase one share of common stock (each an “October Warrant”). The October Warrants included in the October Units are exercisable at a price of $12.88 per share commencing on the date of issuance and will expire 5 years from the date of issuance. The Company estimates the net proceeds from the closing of the sale of the October Units on October 11, 2019 was approximately $5,700,000 after deducting the placement agent fees and estimated offering expenses payable by the Company.
Going Concern
The Company is an early stage and emerging growth company and has not generated any revenues to date. As such, the Company is subject to all of the risks associated with early stage and emerging growth companies. Since inception, the Company has incurred losses and negative cash flows from operating activities.
For the three and nine months ended September 30, 2019 and 2018, the Company incurred net losses of $4,294,897 and $2,978,621, respectively, and $10,476,776 and $6,895,374, respectively, and for the nine months ended September 30, 2019 and 2018, had net cash flows used in operating activities of $9,033,513 and $3,726,305, respectively. At September 30, 2019, the Company had an accumulated deficit of $52,768,270, working capital of $6,172,954 and cash, cash equivalents and restricted cash of $8,708,641. The Company does not expect to experience positive cash flows from operating activities in the near future, if at all. The Company anticipates incurring operating losses for the next several years as it completes the development of its products and seeks requested regulatory clearances to market such products. These factors raise substantial doubt about the Company's ability to continue as a going concern within one year after the date the financial statements are issued. The accompanying financial statements have been prepared on a going concern basis and do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.
The Company’s cash, cash equivalents and restricted cash on hand of $8,708,641 as of September 30, 2019 and subsequent closing of approximately $5,700,000 in net proceeds from the Company's private placement with certain institutional and accredited investors on October 11, 2019 are sufficient to fund the Company's operations through the third quarter of 2020 but not beyond. The Company also believes it will need to raise additional capital in order to continue to execute its business plan, including obtaining additional regulatory clearance for its products currently under development and commercializing and generating revenues from products under development. There is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to the Company. A failure to raise sufficient capital will adversely impact the Company’s ability to meet its financial obligations as they become due and payable and to achieve its intended business objectives. If the Company is unable to raise sufficient additional funds, it will have to scale back its operations.
Basis of Presentation
The accompanying condensed interim financial statements are unaudited. These unaudited interim financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") for interim financial information. Accordingly, they do not include all the information and notes required by U.S. Generally Accepted Accounting Principles ("GAAP") for complete financial statements. These unaudited condensed interim financial statements should be read in conjunction with the audited financial statements and accompanying notes as found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 29, 2019. In the opinion of management, the unaudited condensed interim financial statements reflect all the adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year. The December 31, 2018 balance sheet included herein was derived from the audited financial statements, but does not include all disclosures, including notes, required by GAAP for complete financial statements.
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
Restricted cash consists of amounts held in deposit with the Company’s bank to collateralize a letter of credit which supports the Company's obligations to pay or perform according to the requirements of an underlying agreement with a certain vendor. Such letter of credit has an initial term of one year, renews automatically and can only be modified or canceled with the approval of the beneficiary. As of September 30, 2019, the letter of credit was not used.

Property and Equipment
Property and equipment are stated at historical cost and depreciated on a straight-line basis over the estimated useful lives, generally three to five years. Leasehold improvements are depreciated over the shorter of the remaining lease term or useful lives of the assets. Upon disposition of the assets, the costs and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations. Repairs and maintenance costs are included as expense in the accompanying condensed statements of operations.
Intangible Assets
Intangible assets include trademarks. At September 30, 2019 and December 31, 2018, the Company had trademarks of $89,521 and $84,942, respectively. The Company no longer amortizes trademarks with indefinite useful lives, rather, such assets are required to be tested for impairment at least annually or sooner if events or changes in circumstances indicate that the asset may be impaired. Amortization expense for each of the three months ended September 30, 2019 and 2018 was $0, and for the nine months ended September 30, 2019 and 2018 was $0 and $376, respectively.
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
At September 30, 2019 and December 31, 2018, the carrying amounts of the Company's financial instruments, including cash and cash equivalents, restricted cash and accounts payable, approximate their respective fair value due to the short-term nature of these instruments.
At September 30, 2019 and December 31, 2018, the Company does not have any assets or liabilities required to be measured at fair value on a recurring basis.

Deferred Direct IPO Issuance Costs – Offering
The Company had capitalized offering costs of $276,560, consisting of legal, accounting and other fees and costs related to the IPO, which were reclassified to additional paid-in capital ("APIC") as a reduction of the proceeds upon the closing of the IPO in February 2019.
Warrants to Purchase Common Stock
The Company issued warrants to purchase shares of common stock related to (i) bridge notes issued prior to its IPO, (ii) private investment public equity ("PIPE") deals, and (iii) as part of underwriter compensation in 2019 and 2018. The Company accounted for such warrants in accordance with Accounting Standards Codification (ASC) Topic 480-10, Distinguishing Liabilities from Equity, which identifies three categories of freestanding financial instruments that are required to be accounted for as a liability. Based on this guidance, the Company determined, for each issuance, that its warrants did not need to be accounted for as a liability. Accordingly, the warrants were classified as equity and are not subject to remeasurement at each balance sheet date. In addition, the Company accounts for issuance costs of warrants issued with debt instruments in accordance with ASC 470-20, Debt with Conversion and Other Options, which states proceeds from the sale of a debt instrument with stock purchase warrants (detachable call options) are allocated to elements based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at time of issuance. The portion of the proceeds so allocated to the warrants are accounted for as paid-in capital. The remainder of the proceeds are allocated to the debt instrument, which may result in a discount or premium.
On July 1, 2019, the Company filed a Registration Statement on Form S-1 to register for resale the common stock underlying the June Units sold with the Company's June 2019 private offering. Related registration rights agreements are accounted for in accordance with Topic ASC Topic 450-20, Loss Contingencies, which requires measurement of the contingent liability when an entity would be required to deliver shares under a registration payment arrangement, the transfer of consideration is probable and the number of shares to be delivered can be reasonably estimated. Accordingly, there is no liability under the payment arrangement requiring disclosure or recognition.
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
In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company has recorded a full valuation allowance against its net total deferred tax assets as of September 30, 2019 and December 31, 2018 because management determined that it is not more-likely-than not that those assets will be realized. Accordingly, there was no income tax benefit for all periods presented.

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company's financial statement as of September 30, 2019. The Company does not expect any significant changes in the unrecognized tax benefits within twelve months of the reporting date.
The Company classifies interest expense and any related penalties related to income tax uncertainties as a component of income tax expense. No interest or penalties have been recognized for the three and nine months ended September 30, 2019 and 2018.
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
As of September 30, 2019, potentially dilutive securities included options to purchase 2,843,550 common shares, warrants to purchase 888,333 common shares and unvested restricted stock of 170,834 shares.
As of September 30, 2018, potentially dilutive securities included options to purchase 2,235,000 common shares, preferred stock convertible to 2,534,766 common shares, warrants to purchase 91,350 common shares, accrued preferred stock dividend convertible at a price determined by the Company's Board of Directors (the "Board") (the Company also had the option to pay the accrued preferred stock dividend in cash), unvested restricted stock of 227,500 shares, respectively, and notes and accrued interest convertible to common shares upon a future financing.
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
Subsequent Events
The Company’s management reviewed all material events through the date that the financial statements were issued for subsequent event disclosure consideration. See Note 7 and elsewhere in the notes to the financial statements for additional information.
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
In June 2018, the FASB issued ASU No. 2018-07, “Compensation Stock Compensation (Topic 718), Improvements to Non-Employee Share-Based Payment Accounting.” Under legacy guidance, the accounting for non-employee share-based payments differs from that applied to employee awards, particularly with regard to the measurement date and the impact of performance conditions. ASU No. 2018-7 provides that existing employee guidance will apply to non-employee share-based transactions (as long as the transaction is not effectively a form of financing), with the exception of specific guidance related to the attributions of compensation cost. The cost of non-employee awards will continue to be recorded as if the grantor had paid cash for the goods or services. In addition, the contractual term will be able to be used in lieu of an expected term in the option-pricing model for non-employee awards. The Company adopted the standard as of January 1, 2019 and it did not have an impact on the Company's financial statements, as non-employee stock compensation is nominal relative to the Company's total expenses for the three and nine months ended September 30, 2019.
The Company does not believe that any other recently issued effective standards, or standards issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.
Reclassifications
In certain instances, amounts reported in prior years' consolidated financial statements have been reclassified to conform to the current financial statement presentation. Such reclassifications had an effect on previously reported cash flows between operating and financing activities.
Note 2 - Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	September 30, 2019	December 31, 2018

Prepaid insurance	$171,539	$9,453
Other prepaids and receivables	26,733	1,080
Total prepaid expenses and other current assets	$198,272	$10,533

Note 3 - Property and Equipment
Property and equipment consisted of the following:

	September 30, 2019	December 31, 2018

Computer equipment and software	$115,911	$105,704
Research and development equipment	244,480	244,480
Lab equipment	780,000	780,000
Leasehold improvements	271,124	242,167
Furniture	19,893	19,893
Subtotal	1,431,408	1,392,244
Less: accumulated depreciation	(524,099)	(378,004)
Total property and equipment, net	$907,309	$1,014,240
Depreciation expense for the three months ended September 30, 2019 and 2018 was $73,347 and $30,028, respectively. Depreciation expense for the nine months ended September 30, 2019 and 2018 was $146,095 and $89,945, respectively.
Note 4 - Convertible Notes Payable
On February 19, 2019, the Company consummated its IPO. In connection with the closing of the IPO, the Company's convertible notes (and related accrued interest) of $11,784,987 were converted into 6,825,391 shares of the Company's common stock. Upon the closing of the IPO, certain notes were to be automatically converted according to their terms into the Company’s common stock to the extent and provided that certain holders of these notes are not permitted to convert such notes to the extent that the holders or any of its affiliates would beneficially own in excess of 4.99% of the Company’s common stock after such conversion. Due to this 4.99% limitation, principal representing $47,781 of these notes remained outstanding and were converted into 273,034 shares of its common stock in August and September 2019 when the conversion did not result in the holders and any of its affiliates owning more than 4.99% of the Company's outstanding common shares.
The total amount of issuances under the Company's First Note and First Amendment throughout 2017 amounted to $5,000,000 and were issued to a single related party, who is a major stockholder of the Company. As a result of the Company’s IPO on February 19, 2019, the principal amount of $5,000,000 and accrued interest of $944,063 were converted into 1,585,086 shares of the Company’s common stock.
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
On April 2, 2018, the Board approved a note purchase agreement (the "Third Note"), which was amended on August 10, 2018, allowing the Company to sell an aggregate of $500,000 of Notes. The Third Note provided that, on the closing date of the IPO, the outstanding principal and accrued, but unpaid, interest would be converted into common stock at the conversion price of $0.175. However, certain notes holders were not permitted to convert their notes when the holders or any of its affiliates would beneficially owned in excess of 4.99% of the Company’s common stock after such conversion. The holders of the Company’s outstanding preferred shares agreed to waive the adjustment to the preferred stock conversion price triggered by the Third Note. The Notes bore interest at 10.0% per annum and were to mature on April 2, 2020 but were settled as a result of the Company's IPO on February 19, 2019.
The total amount of issuance under the Third Note amounted to $500,000. The Company issued $250,000 to a single related party, who is a major stockholder of the Company, and $250,000 to four non-related party investors. As a result of the Company’s IPO, principal amount of $452,219 and accrued interest of $43,562 were converted into 2,833,034 shares of the Company’s common stock. In August and September 2019, the remaining principal amount of $47,781 was converted into 273,034 shares of the Company's common stock. As of September 30, 2019, the amount outstanding under the Third Note was fully converted for a total of 3,106,068 shares of the Company's common stock.
On April 17, 2018, the Board approved a note purchase agreement (the "Fourth Note") allowing the Company to sell an aggregate of $3,000,000 of Notes. The Fourth Note provided that on the closing date of the IPO, the outstanding principal and accrued, but unpaid, interest would be converted into common stock at the conversion price of $1.75. The holders of the Company’s outstanding preferred shares agreed to waive the adjustment to the preferred stock conversion price triggered by the Fourth Note. The Notes bore interest at 10% per annum and matured two years from the Note issuance date but were settled as a result of the Company's IPO on February 19, 2019.
The total amount of issuance under the Fourth Note amounted to $3,000,000. The Company issued $1,272,000 in principal amount of such Notes to related party investors and $1,728,000 to non-related party investors. As a result of the Company’s IPO, the principal amount of $3,000,000 and accrued interest of $221,775 were converted into 1,841,036 shares of the Company’s common stock.

The Company incurred issuance costs relating to the Fourth Note in the amount of $163,760, which were being amortized over 24-months but were accelerated as a result of the Company’s IPO closing, resulting in the remaining $118,492 being expensed during the nine months ended September 30, 2019.
The Company also issued warrants to purchase 91,350 shares of common stock at a price of $1.75 per share to placement agents in connection with the Notes issued under the Fourth Note. For additional information, see Note 6. The value of these warrants were $103,006 which was being amortized over 24-months months but were accelerated as a result of the Company’s IPO closing, resulting in the remaining $74,532 being expensed during the nine months ended September 30, 2019.
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
The Company issued 685,000 warrants in connection with the issuances of the Fifth Note in 2018. These warrants were valued at $775,616. Proceeds of $363,748 (of which $66,423 was for related party and $297,325 was for non-related party) were allocated to issuance cost based on the relative fair value of these warrants. These issuance costs were being amortized over 24-months but were accelerated as a result of the Company’s IPO closing, resulting in the remaining balance of $325,955 being expensed during the nine months ended September 30, 2019.
The Company issued 300,000 warrants in connection with the issuances of the Fifth Note in January and February 2019. These warrants were valued at $285,234. Proceeds of $145,974 (of which all was for non-related party) were allocated to issuance cost based on the relative fair value of these warrants. These issuance costs were being amortized over 24-months but were accelerated as a result of the Company’s IPO closing, resulting in the entire balance of $145,974 being expensed during the nine months ended September 30, 2019.
Note 5 - Commitments and Contingencies
On April 5, 2012, the Company entered into a Patent and Technology License Agreement with The University of Texas M.D. Anderson Cancer Center (“MD Anderson”). Pursuant to the agreement, the Company obtained a royalty-bearing, worldwide, exclusive license to intellectual property including patent rights related to the patents and technology the Company uses. Under the agreement, Soliton agreed to pay a nonrefundable license documentation fee 30 days after the effective date of the agreement. Additionally, Soliton agreed to pay a nonrefundable annual maintenance fee starting on the third anniversary of the effective date of the agreement, which escalates each anniversary. Additionally, the Company agreed to a running royalty percentage of net sales. The Company also agreed to make certain milestone and sublicensing payments, including a $250,000 milestone payment made in June 2019 after the Company received U.S. Food & Drug Administration ("FDA") clearance for our RAP device for tattoo removal.
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
Leases

The Company leases space for its corporate office. The lease agreement provides for a 5 year term beginning on July 15, 2015, for rent payments of $7,867 per month. Total rent expense under this office space lease arrangement for each of the three months ended September 30, 2019 and 2018 was $23,602 and $24,157, respectively. Total rent expense for the nine months ended September 30, 2019 and 2018 was $71,918 and $65,108, respectively.
Future minimum lease payments as of September 30, 2019 were as follows:

Year Ending December 31,	Amount

2019	$25,988
2020	106,153
2021	35,751
Total future minimum lease payments	$167,892
Letters of Credit
The Company has an irrevocable letter of credit which supports its obligations to pay or perform according to the requirements of an underlying agreement with a certain vendor. Such letter of credit has an initial term of one year, renews automatically for an additional year and can only be modified or canceled with the approval of the beneficiary. As of September 30, 2019, the letter of credit was not used.
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
Note 6 - Stockholders’ Deficit
Preferred Stock
Until amending the Company's certificate of incorporation in February 2019, the Company was authorized to issue 2,534,766 shares of preferred stock with a par value of $0.001 per share with such designation, rights, and preferences as may be determined from time-to-time by the Company's Board. As of September 30, 2019 and December 31, 2018, there were 0 and 416,666 Series A preferred stock and 0 and 2,118,100 Series B preferred stock issued and outstanding, respectively. Dividends accrued at a rate of 8.00% per annum based on $4.80 per Series A preferred share, the dividends were cumulative but non-compounding.
The Series B preferred stock had similar rights as Series A preferred stock except that the dividends were based on $6.61 per Series B preferred share and Series B preferred stock was convertible into common stock at a rate of $6.61 divided by a conversion price initially set at $6.61. As of the Company’s IPO date of February 19, 2019 and December 31, 2018, accrued dividends for preferred stock were $4,773,480 and $4,613,261, respectively. The holder of the Series A and Series B preferred stock agreed to convert the preferred stock into common stock upon the completion of the Company's IPO. The holders of the Company’s outstanding shares of preferred stock agreed to waive the adjustment to the conversion price of the preferred stock upon the issuances of the Third and Fourth Note.
On February 19, 2019, all outstanding shares of Series A and Series B preferred stock and accrued dividends on these shares were converted into 2,534,766 and 954,696 shares of common stock upon the closing of the Company’s IPO. The Company amended its articles of incorporation on February 19, 2019 to no longer have preferred shares authorized under the amended certificate of incorporation.
Adoption of 2012 Long Term Incentive Plan
In November 2012, the Company’s Board and stockholders adopted the 2012 Long Term Incentive Plan (the “2012 Stock Plan”). The 2012 Stock Plan is designed to enable the Company to offer employees, officers, directors and consultants, as defined, an opportunity to acquire a proprietary interest in the Company. The types of awards that may be granted under the 2012 Stock Plan include stock options, stock appreciation rights, restricted stock, and other stock-based awards subject to limitations under applicable law. All awards are subject to approval by the Company’s Board. The 2012 Stock Plan reserves shares of common stock for issuance in accordance with the 2012 Stock Plan’s terms. Total number of shares reserved and available for issuance under the plan is 789,745 shares. As of September 30, 2019, 14,745 shares remained under the 2012 Stock Plan. The Company does not intend to utilize the 2012 Stock Plan and instead intends to utilize the 2018 Stock Plan.
Adoption of 2018 Stock Plan
In June 2018, the Company’s Board and stockholders adopted the 2018 Stock Plan. The 2018 Stock Plan is designed to enable the Company to offer employees, officers, directors and consultants, as defined, an opportunity to acquire a proprietary interest in the Company. The types of awards that may be granted under the 2018 Stock Plan include stock options, stock appreciation rights, restricted stock, and other stock-based awards subject to limitations under applicable law. All awards are subject to approval by the Company’s Board. The 2018 Stock Plan reserves shares of common stock for issuance in accordance with the 2018 Stock Plan’s terms. Total number of shares reserved and available for issuance under the plan is 3,400,000 shares. As of September 30, 2019, 571,450 shares remained available for grant under the 2018 Stock Plan.
Restricted Stock
Restricted stock activity for the nine months ended September 30, 2019 is summarized as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2018	127,500	$3.21
Outstanding at Granted	200,000	11.54
Outstanding at Vested	(156,666)	4.76
Outstanding at Outstanding at September 30, 2019	170,834	$11.54
On May 8, 2019, the Company granted and issued 200,000 shares of restricted common stock to three consultants in connection with the provision of services pursuant to agreements entered into in April 2019. The consultants were each accredited investors. 25,000 shares vested within four months of the approval date of the agreement. The remaining 175,000 shares vest over 42 months, beginning on September 19, 2019. As of September 30, 2019, 29,166 shares have vested and 170,834 remain unvested.
During the three months ended September 30, 2019 and 2018, the Company recorded $166,289 and $142,634, respectively, in stock-based compensation for the restricted shares previously issued. During the nine months ended September 30, 2019 and 2018, the Company recorded $763,320 and $427,902, respectively, in stock-based compensation for the restricted shares previously issued.
As of September 30, 2019, there was $1,809,135 of unrecognized compensation expense related to restricted shares.
Stock Options
The following table summarizes stock option activities for the nine months ended September 30, 2019:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (in Years)	Aggregate Intrinsic Value

Outstanding, December 31, 2018	2,235,000	$1.74	9.44	$23,100
Granted	608,550	5.70
Exercised	—	—
Cancelled	—	—
Outstanding, September 30, 2019	2,843,550	$2.59	8.85	$23,040,551

Exercisable, September 30, 2019	767,125	$1.73	8.86	$6,876,323
On July 10, 2019, the Company granted 19,000 options to purchase shares of its common stock with a term of 10 years and vesting 25.00% annually over a four-year period. The options had an exercise price of $17.50.

During the nine months ended September 30, 2019, the Company granted certain individuals options to purchase 608,550 shares of the Company’s common stock with an average exercise price of $5.70 per share, for a term of 10 years, and a vesting period ranging from 25.00% per year over 120 days to 25.00% per quarter over 1 year. The options have an aggregated grant date fair value of $2,446,102 that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate ranging from 1.76% to 2.53% based on the daily yield curve rates for U.S. Treasury obligations, (2) expected life ranging from 5.27 to 6.25 years based on the simplified method (vesting plus contractual term divided by two), (3) expected volatility ranging from 84.3% to 85.1% based on the historical volatility of comparable companies' stock, (4) no expected dividends and (5) fair market value of the Company's stock ranging from $1.75 to $17.50 per share.
All options issued and outstanding are being amortized over their respective vesting periods. During the three months ended September 30, 2019 and 2018, the Company recorded option expense of $495,437 and $171,330, respectively. During the nine months ended September 30, 2019 and 2018, the Company recorded stock option expense of $1,096,480 and $233,303, respectively. The unrecognized compensation expense at September 30, 2019 was $3,670,583.
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
On February 19, 2019, the Company issued warrants to the underwriters of the Company's IPO to purchase 152,081 shares of common stock at an exercise price of $6.00. The warrants expire five years from the date of issuance.
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
The fair value amount was included in discounts on convertible notes payable and was amortized over the life of the convertible notes payable. As a result of the Company’s IPO closing on February 19, 2019, all $664,953 of unamortized discount on convertible notes payable was accelerated and recorded as expense.
On June 16, 2019, the Company entered into a private offering with certain institutional and accredited investors for the sale by the Company in a private placement of 675,000 units (each a “June Unit”), each June Unit consisting of (i) one share of its common stock, and (ii) 0.7 of a warrant (a total of 472,500) to purchase one share of common stock (each a “June Warrant”). The June Warrants included in the June Units are exercisable at a price of $16.00 per share commencing on the date of issuance and will expire 5 years from the effective date of the registration statement pursuant to which the resale of the shares of common stock underlying the June Warrants are registered, or August 23, 2024. The Company estimates the net proceeds from the closing of the sale of the June Units on June 19, 2019 was approximately $8,600,000 after deducting the placement agent fees and estimated offering expenses payable by the Company.
The grant date fair value of these 472,500 June Warrants was $4,420,503, which was determined utilizing the Black-Scholes option pricing model. Variables used in the Black-Scholes option-pricing model include (1) discount rate of 1.85% based on the daily yield curve rates for U.S. Treasury obligations, (2) expected term of 5 years based on the term of the warrants, (3) expected volatility of 85% based on the historical volatility of comparable companies' stock, (4) no expected dividends, and (5) fair value of the Company's stock at $14.30 per share.

The fair value amount was included in additional paid-in-capital as a deal cost.
The following table summarizes warrant activity for the nine months ended September 30, 2019:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value

Outstanding, December 31, 2018	776,350	$1.75	4.80	$—
Granted	924,581	9.73
Exercised	(644,028)	2.15		5,500,609
Forfeited (cashless exercise)	(168,570)	4.06
Outstanding, September 30, 2019	888,333	$9.33	4.46	$1,208,572

Exercisable, September 30, 2019	888,333	$9.33	4.46	$1,208,572

Note 7 - Subsequent Events
On October 10, 2019, the Company entered into a private placement of 485,250 units (each an “October Unit”) of common stock issued at $12.88 per October Unit for total gross proceeds of $6,250,020. Each October Unit consisting of (i) one share of the Company’s common stock, and (ii) 1.1 of a warrant to purchase one share of common stock (each an “October Warrant”). The October Warrants included in the October Units are exercisable at a price of $12.88 per share commencing on the date of issuance and will expire 5 years from the date of issuance. The Company estimates the net proceeds from the closing of the sale of the October Units on October 11, 2019 was approximately $5,700,000 after deducting the placement agent fees and estimated offering expenses payable by the Company.
The grant date fair value of these 533,775 October Warrants was $4,537,648, which was determined utilizing the Black-Scholes option pricing model. Variables used in the Black-Scholes option-pricing model include (1) discount rate of 1.59% based on the daily yield curve rates for U.S. Treasury obligations, (2) expected term of 5 years based on the term of the warrants, (3) expected volatility of 82.92% based on the historical volatility of comparable companies' stock, (4) no expected dividends, and (5) fair value of the Company's stock at $12.88 per share.

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
Forward-looking statements include, but are not limited to, statements about:
•our ability to obtain additional funding to commercialize our Rapid Acoustic Pulse (“RAP”) for tattoo removal, develop the RAP device for other indications and develop our dermatological technologies;
•the need to obtain regulatory approval for when we modify the Generation 1 RAP device to become our Generation 2 device before our initial market launch and to become our Generation 3 device before our nationwide launch, and the need to obtain regulatory approval for other indications;
•the success of our future clinical trials;
•compliance with obligations under our intellectual property license with The University of Texas M.D. Anderson Cancer Center (“MD Anderson”);
•market acceptance of the RAP device;
•competition from existing products or new products that may emerge;
•potential product liability claims;

•our dependency on third-party manufacturers to supply or manufacture our products;
•our ability to establish or maintain collaborations, licensing or other arrangements;
•our ability and third parties’ abilities to protect intellectual property rights;
•our ability to adequately support future growth;
•our ability to attract and retain key personnel to manage our business effectively;
•risks associated with our identification of material weaknesses in our control over financial reporting;
•natural disasters affecting us, our primary manufacturer or our suppliers;
•our ability to establish relationships with health care professionals and organizations;
•general economic uncertainty that adversely effects spending on cosmetic procedures;
•volatility in the market price of our stock; and
•potential dilution to current stockholders from the issuance of equity awards.
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
Overview
Soliton, Inc. was incorporated in the state of Delaware on March 27, 2012. We are a medical technology company focused on developing and commercializing products utilizing our proprietary designed acoustic shockwave technology platform referred to as Rapid Acoustic Pulse ("RAP"). We are a pre-revenue stage company with our first product currently being developed for the removal of tattoos and treatment of cellulite and other fibrotic disorders. We received premarket clearance from the U.S. Food & Drug Administration ("FDA") for our tattoo indication on May 28, 2019. We also intend to secure regulatory approval in numerous international markets and are currently developing a regulatory strategy for these markets.
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
Our ongoing research and development activities are primarily focused on developing our system and treatment head for tattoo removal and cellulite reduction procedures and obtaining FDA clearance for the cellulite indication. In addition to these development activities, we are exploring additional uses of our RAP technology for the dermatology, plastic surgery, and aesthetic markets, as well as new methods for improving the safety and efficacy of laser-based devices. We have completed a proof-of-concept clinical trial for the reduction of cellulite and have initiated a four-site pivotal trial for the reduction of cellulite. We initiated a proof-of-concept trial for the treatment of keloid and hypertrophic scars and have completed all treatment in that trial.
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
Recent Developments
During the third quarter of 2019, we treated the majority of the patients to be enrolled in our cellulite pivotal study across four clinical sites. Each patient will receive one treatment targeting dimples and ridges for approximately 20 minutes.

Additionally, we initiated a proof-of-concept study for the treatment of keloid and hypertrophic scars. The study, was designed to evaluate the safety and efficacy for all patients through a 12-week time point. The study will monitor and track the progress of the results at both the 6-week and 12-week time points from initial treatment in order to evaluate both the near-term and continued longer-term effects of the RAP therapy. We believe success with keloid and hypertrophic scars could potentially extend to other fibrotic disorders.

Based on our current plans, we estimate our cash resources, including cash, cash equivalents and restricted cash on hand of $8,708,641 at September 30, 2019 and subsequent closing of approximately $5,700,000 in net proceeds in our private offering with certain institutional and accredited investors on October 11, 2019 are sufficient to fund our operations through the third quarter of 2020 but not beyond. However, we cannot be certain that our business plan, including raising additional subsequent capital, obtaining regulatory clearance for its products currently under development, commercializing and generating revenues from products currently under development, and controlling expenses, will be achieved. A failure to raise sufficient capital will adversely impact our ability to meet our financial obligations as they become due and payable and to achieve our intended business objectives.

Results of Operations for the Three and Nine Months Ended September 30, 2019 Compared to the Three and Nine Months Ended September 30, 2018
Below is a summary of the results of operations for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019	2018	Change ($)	% Change
Operating expenses
Research and development	$2,430,503	$1,717,113	$713,390	41.55%
Sales and marketing	33,166	109,565	(76,399)	(69.73)%
Depreciation and amortization	73,347	30,028	43,319	144.26%
General and administrative	1,763,597	794,991	968,606	121.84%
Total operating expenses	$4,300,613	$2,651,697	$1,648,916	62.18%
Research and development. Research and development ("R&D") expenses increased by $713,390 compared to the same period in 2018, due to increases in expenses for clinical trials of $524,544, animal research of $122,361, contract engineering of $62,374, licenses and other expenses of $2,144, and salaries and related costs of $1,967. The increase in R&D expense is largely related to our increased activity in cellulite trials.
Sales and marketing. Sales and marketing ("S&M") expenses decreased by $76,399 compared to the same period in 2018, primarily due to decreases in expenses related to social media development of $44,950 and the related cost of meetings with our Scientific Advisory Board ("SAB") of $31,449. We include our SAB fees in S&M because they primarily advise on our product launch and marketing decisions related to dermatologists and prospective patients.
General and administrative. General and administrative ("G&A") expenses increased by $968,606 compared to the same period in 2018. This increase was primarily due to increases in salaries and related expenses of $360,894, comprised of the payout of bonuses and the accrual for management incentives of $246,813 and increases in salaries and wages of $114,081, Additionally, increases in expenses for insurance of $99,316, legal of $56,917, travel of $49,918, board related fees of $43,125, investor relations of $36,556 and other expenses of $8,986 were offset by decreases in accounting and other professional fees of $22,680, information technology costs of $11,464 and dues and memberships of $724. Further contributing to the increase in G&A were the increases in non-cash expenses related to stock options and restricted stock of $347,762.
Below is a summary of the results of operations for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018	Change ( $ )	Change ( % )

Operating expenses:
Research and development	$3,660,236	$3,804,015	$(143,779)	(3.78)%
Sales and marketing	136,845	178,115	(41,270)	(23.17)%
Depreciation and amortization	146,095	90,321	55,774	61.75%
General and administrative	5,719,568	2,078,191	3,641,377	175.22%
Total operating expenses	$9,662,744	$6,150,642	$3,512,102	57.10%
Research and development. Research and development ("R&D") expenses decreased by $143,779 compared to the same period in 2018, primarily due to decreases in expenses for contract engineering of $1,189,789, offset by increases in expenses for our clinical trials of $532,506, largely attributed to our increased focus on cellulite trials. Additional offsetting increases included licenses and other expenses of $340,563, which included a $250,000 milestone payment after we received FDA clearance for our RAP device for tattoo removal, animal research of $95,810, and salaries and related costs of $77,131, which are largely due to personnel expenses being allocated more to R&D in the current period than in the prior period. The overall decrease in R&D costs reflects the pull back in spending in advance of our recent IPO.
Sales and marketing. Sales and marketing ("S&M") expenses decreased by $41,270 compared to the same period in 2018, primarily due to decreases in expenses related to social media development of $40,289 and the related cost of meetings with our Scientific Advisory Board ("SAB") of $981. We include our SAB fees in S&M because they primarily advise on our product launch and marketing decisions related to dermatologists and prospective patients.
General and administrative. General and administrative ("G&A") expenses increased by $3,641,377 compared to the same period in 2018. This increase was primarily due to increases in expenses for salaries and related expenses of $1,101,719, which included the payout of bonuses and the accrual for management incentives (versus a prior year reversal) of $1,183,749 offset by a decrease in salaries and wages of $82,030. The increase was also driven by increases in expenses for investor relations of $384,611, insurance of $221,954, legal of $190,660, board related fees of $180,417, travel and related costs of $165,455, dues and memberships of $89,378, accounting and other professional fees of $71,079, and other expenses of $50,814. These increases were offset by a decrease in IT expenses of $13,305. Further contributing to the increase in G&A were the increases in non-cash expenses related to stock options, restricted stock and acceleration of restricted stock vesting due to our IPO of $1,198,595.
Liquidity and Capital Resources
Since our inception, and prior to our IPO, we have financed our operations through private placements of common stock, convertible preferred stock and convertible and non-convertible bridge notes. On September 30, 2019, we had $8,505,960 of cash and cash equivalents and $202,681 in restricted cash representing a letter of credit benefiting our contract manufacturer.
On February 19, 2019, we consummated our IPO. In the IPO, we sold a total of $2,172,591 shares of common stock at a purchase price of $5.00 per share for gross proceeds of $10,862,955 and net proceeds of approximately $9,700,000. In connection with the closing of the IPO, our convertible notes (and related accrued interest) of $11,784,987 were converted into 6,825,391 shares of our common stock, accrued dividends of $4,773,480 were converted into 954,696 shares of our common stock. We repaid non-convertible notes and accrued interest from our IPO proceeds in the amount of $1,005,038. Additionally, we utilized approximately $2,000,000 to pay outstanding liabilities with vendors.
On June 16, 2019, we entered into a private offering with certain institutional and accredited investors for the sale by us of 675,000 units (each a "June Unit") of common stock issued at $14.00 per June Unit for total gross proceeds of $9,450,000. Each June Unit consisted of (i) one share of our common stock and (ii) 0.7 of a warrant to purchase one share of common stock (each a "June Warrant") at $16.00 per share. The June Warrants included in the June Units will expire five years from the effective date of the registration statement pursuant to which the resale of the shares of common stock underlying the Warrants are registered, or August 23, 2024. We estimate the net proceeds from the closing of the sale of the June Units on June 19, 2019 was approximately $8,600,000 after deducting the placement agent fees and estimated offering expenses payable us.

On October 10, 2019, we entered into a private placement with certain institutional and accredited investors for the sale by us of 485,250 units (each an “October Unit”) of common stock issued at $12.88 per October Unit for total gross proceeds of $6,250,020. Each October Unit consisted of (i) one share of our common stock and (ii) 1.1 of a warrant to purchase one share of common stock (each an “October Warrant”). The October Warrants included in the October Units are exercisable at a price of $12.88 per share commencing on the date of issuance and will expire 5 years from the date of issuance. We estimate the net proceeds from the closing of the sale of the October Units on October 11, 2019 was approximately $5,700,000 after deducting the placement agent fees and estimated offering expenses payable by us.

We expect to continue to invest in our research and development efforts to support our current initiatives. We will not generate revenue until we have completed the commercialization of our RAP units, received clearance from the FDA for the changes made to the device from the initial device cleared by the FDA on May 28, 2019 and initiated sales of the units.

We estimate our current cash, cash equivalents and restricted cash resources of $8,708,641 at September 30, 2019 and subsequent closing of approximately $5,700,000 in net proceeds in our private offering with certain institutional and accredited investors on October 11, 2019 are sufficient to fund our operations through the third quarter of 2020 but not beyond. We also recognize we will need to raise additional capital in order to continue to execute our business plan, including obtaining regulatory clearance for our products currently under development and commercializing and generating revenues from products under development. There are no assurances that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to us. A failure to raise sufficient capital, generate sufficient product revenues, control expenditures and regulatory matters, among other factors, will adversely impact our ability to meet our financial obligations as they become due and payable and to achieve our intended business objectives. If we are unable to raise sufficient additional funds, we will have to scale back our operations.
Summary of Cash Flows
The following table summarizes our cash flows for the nine months ended September 30, 2019 and 2018, respectively:

	For the Nine Months Ended September 30,
	2019	2018

Net cash used in operating activities	$(9,033,513)	$(3,726,305)
Net cash used in investing activities	(43,743)	(27,160)
Net cash provided by financing activities	17,652,462	3,933,028
Net increase in cash	$8,575,206	$179,563

Cash Flows for the nine months ended September 30, 2019 and 2018
Operating activities. Net cash used in operating activities was $9,033,513 during the nine months ended September 30, 2019 and consisted of a net loss of $10,476,776 and a net change in operating assets and liabilities of $1,222,636 offset by non-cash items of $2,665,899. The change in operating assets and liabilities included a use of cash for prepaid expenses of $187,739 and accounts payable of $1,599,844. These were offset with increases in accrued liabilities of $408,663, accrued interest, related party and non-related party of $156,284. The increase in prepaid expenses was largely driven by new insurance policies and reporting software for public companies. The decrease in accounts payable was largely due to payments to several vendors, previously on extended terms, as a result of our IPO closing and returning to consistent terms with vendors. The decrease in accrued liabilities was driven primarily by the settlement of accruals for several large vendors that were paid during the period. Non-cash items consisted of depreciation and amortization expense of $146,095, accelerated amortization of deferred financing costs of $664,953 as a result of our IPO closing, stock-based compensation of $1,859,800 offset by deferred rent of $4,949.
Net cash used in operating activities was $3,726,305 during the nine months ended September 30, 2018, and consisted of a net loss of $6,895,374, which was offset by a net change in operating assets and liabilities of $2,354,994 and non-cash items of $814,075. The change in operating assets and liabilities included a use of cash for prepaid expenses and other assets of $7,643, accounts payable of $1,322,260, convertible accrued interest-related party of $701,102 and accrued liabilities of $339,275. The increase in accrued interest-related party is due to the issuance of the related party convertible notes and the calculation of interest thereon. Non-cash items consisted of depreciation and amortization expense of $90,321, stock-based compensation of $661,205, intangible write-down of $19,138, and amortization of debt discount of $44,921 offset by deferred rent of $1,510.
Investing activities. Net cash used in investing activities for the nine months ended September 30, 2019, was $43,743 compared to $27,160 for the same period in 2018. For the nine months ended September 30, 2019 and 2018, $39,164 and $16,008, respectively, was utilized towards the purchase of property and equipment as a result of the investment in our research equipment and office and research facilities. We invested $4,579 and $11,152 towards the acquisition of intangibles during the same periods in 2019 and 2018, respectively.
Financing activities. Net cash provided by financing activities during the nine months ended September 30, 2019, was $17,652,462. As a result of our IPO, we received cash proceeds of $9,714,198, net of deal costs and other expenses, cash proceeds of $300,000 from the issuance of non-convertible notes payable to non-related parties and $8,643,302 from the proceeds related to our PIPE offering. These amounts were offset by a use of cash for the payment of non-convertible notes and accrued interest to both related and non-related parties for $1,005,038.
Net cash provided by financing activities for the nine months ended September 30, 2018, was $3,933,028, which was related to proceeds of $1,978,000 from convertible note issuances to non-related parties and proceeds of $2,397,000 from convertible note issuances to related parties. In addition, $163,760 was a use of cash for debt issuance costs related to the issuance of the convertible notes non-related party and $278,212 was a use of cash for financing cost related to our IPO.
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
Lease Commitments
We lease space for our corporate office, which provides for a five-year term beginning on July 15, 2015, for rent payments of $7,867 per month. Rent expense for non-cancellable operating leases with scheduled rent increases will be recognized on a straight-line basis over the lease term.
Future minimum lease payments under the operating leases as of September 30, 2019 were as follows:

Year Ending December 31,	Amount

2019	$25,988
2020	106,153
2021	35,751
Total future minimum lease payments	$167,892

Purchase Commitments
As of September 30, 2019, we had no non-cancellable purchase obligations to contract manufacturers and suppliers.
Off-balance Sheet Arrangements
As of September 30, 2019, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Research and Development Costs
We record accrued expenses for estimated costs of our research and development activities conducted by third-party service providers, which include the conducting of pre-clinical studies, preparation for and conducting of clinical trials and contract engineering activities. We record the estimated costs of research and development activities based upon the estimated amount of services provided but not yet invoiced, and we include these costs in accrued liabilities in the balance sheets and within research and development expense in the statements of operations. These costs are a significant component of our research and development expenses. We record accrued expenses for these costs based on the estimated amount of work completed and in accordance with agreements established with these third parties.
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
Research and development. Research and development expenses consist primarily of:
•costs incurred to conduct research, such as animal research;

•costs related to the design and development of our technology, including fees paid to contract engineering firms and contract manufacturers;
•salaries and expenses related to our employees primarily engaged in research and development activities;
•fees paid to clinical consultants, clinical trial sites and vendors, including clinical research organizations, in preparation for clinical trials and our applications with the FDA; and
•costs related to compliance with regulatory requirements.
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
Sales and Marketing
Sales and marketing expenses consist of marketing, conferences, web development, advisory boards and other miscellaneous expenses. We expect our sales and marketing expense to increase due to the anticipated growth of our business and related infrastructure as well as expanding our sales personnel, web development and other costs associated with becoming a public company.
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
Accounting for warrants
We issued warrants to purchase shares of common stock related to (i) bridge notes issued prior to its IPO, (ii) private investment public equity ("PIPE") deals, and (iii) as part of underwriter compensation in 2019 and 2018. We accounted for such warrants in accordance with Accounting Standards Codification (ASC) Topic 480-10, Distinguishing Liabilities from Equity, which identifies three categories of freestanding financial instruments that are required to be accounted for as a liability. Based on this guidance, we determined, for each issuance, that warrants did not need to be accounted for as a liability. Accordingly, the warrants were classified as equity and are not subject to remeasurement at each balance sheet date. In addition, we account for issuance costs of warrants issued with debt instruments in accordance with ASC 470-20, Debt with Conversion and Other Options, which states proceeds from the sale of a debt instrument with stock purchase warrants (detachable call options) are allocated to elements based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at time of issuance. The portion of the proceeds so allocated to the warrants are accounted for as paid-in capital. The remainder of the proceeds are allocated to the debt instrument, which may result in a discount or premium.
On June 16, 2019, we entered into a private placement with certain institutional and accredited investors for the sale of 675,000 units (each a “June Unit”), each June Unit consisting of (i) one share of our common stock, and (ii) 0.7 of a warrant to purchase one share of common stock (each a “June Warrant”). On July 1, 2019, the Company filed a Registration Statement on Form S-1 to register for resale the common stock underlying the June Units sold with the Company's PIPE offering.

On October 10, 2019, we entered into a private placement with certain institutional and accredited investors for the sale of 485,250 units (each an “October Unit”) of common stock issued at $12.88 per October Unit for total gross proceeds of $6,250,020. Each October Unit consisting of (i) one share of our common stock, and (ii) 1.1 of a warrant to purchase one share of common stock (each an “October Warrant”). In accordance with the terms of the related agreements, the Company will file a Registration Statement on Form S-1 to register for resale the common stock underlying the October Units sold with the Company's PIPE offering.
Related registration rights agreements for each private placement are accounted for in accordance with Topic ASC Topic 450-20, Loss Contingencies, which requires measurement of the contingent liability when an entity would be required to deliver shares under a registration payment arrangement, the transfer of consideration is probable and the number of shares to be delivered can be reasonably estimated. Accordingly, there is no liability under the payment arrangement requiring disclosure or recognition.
The fair value of warrants is estimated using the Black-Scholes option pricing model, based on the market value of the underlying common stock at the measurement dates, the contractual terms of the warrants, risk-free interest rates and expected volatility of the price of the underlying common stock. There are no expected dividends.
Stock based compensation
Stock-based compensation transactions are recognized as compensation expense in the statements of operations based on their fair values on the date of the grant, with the compensation expense recognized over the period in which a grantee is required to provide service in exchange for the award. The expense for equity awards vested during the reporting period is recognized over the applicable vesting period of the stock award using either the straight-line method or the accelerated method, depending on the vesting structure, and is included in general and administrative expenses. We estimate the fair value of options granted using the Black-Scholes option valuation model. This estimate uses assumptions regarding a number of inputs that require us to make significant estimates and judgments. Because we are a new publicly traded common stock the expected volatility assumption was based on industry peer information.
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
Under the supervision, and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness, as of September 30, 2019, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon such evaluation, our CEO and CFO have concluded that, as of September 30, 2019, our disclosure controls and procedures were not effective. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Based on the evaluation, our management concluded that our internal controls over financial reporting were, and continue to be ineffective, as of September 30, 2019 due to material weaknesses in our internal controls arising from a lack of segregation of duties, the limitations of our financial accounting system to properly segregate duties, and the absence of internal staff with extensive knowledge of SEC financial and GAAP reporting.

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
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section entitled “Risk Factors” in our 2018 Annual Report on Form 10-K, our first and second quarter 2019 Form 10-Qs, filed with the SEC, which are incorporated herein by reference. The risks described in the 2018 Annual Report on Form 10-K and our first and second quarter 2019 Form 10-Qs are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Except as set forth below, there have been no material changes to our risk factors from those set forth in the 2018 Annual Report on Form 10-K and our first and second quarter 2019 Form 10-Qs.
None
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None, except as previously reported in the Company's Form 8-K filed October 15, 2019
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits
INDEX TO EXHIBITS

Exhibit Number	Description
4.1	Form of Warrant Agreement issued in October 2019 offering (incorporated by reference to exhibit 4.1 of the Company's Form 8-K filed October 15, 2019)
10.1
Form of Securities Purchase Agreement dated October 10, 2019 by and among Soliton, Inc. and the investors in the October 2019 offering (incorporated by reference to exhibit 10.1 of the Company's Form 8-K filed October 15, 2019)

10.2
Form of Registration Rights Agreement dated October 10, 2019 by and among Soliton, Inc. and the investors in the October 2019 offering (incorporated by reference to exhibit 10.2 of the Company's Form 8-K filed June 18, 2019)

10.3	2018 Stock Plan of Soliton, Inc., as amended, and forms of award agreements thereunder (incorporated by reference to exhibit 99.1 of the Company's Form S-8, file number 333-232636)
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1*(1)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*(1)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	SXRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
*Filed herewith.
(1)The certifications on Exhibit 32 hereto are deemed not “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SOLITON, INC.

SIGNATURE	TITLE	DATE

/s/ Christopher Capelli	Chief Executive Officer, President and Director (principal executive officer)	November 7, 2019
Christopher Capelli

/s/ Lori Bisson	Chief Financial Officer and Executive Vice-President (principal financial and accounting officer)	November 7, 2019
Lori Bisson