Form 10-Q
period 2020-06-30
Soliton, Inc.
filed 2020-08-11
CIK 1548187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No   ☒
The number of shares of the Company's outstanding common stock as of August 6, 2020 was 21,189,943.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
SOLITON, INC.
CONDENSED BALANCE SHEETS
(UNAUDITED)

(in thousands, except for share data)	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$37,306	$11,876
Restricted cash	200	200
Total cash	37,506	12,076
Inventory	171	—
Prepaid expenses and other current assets	429	96
Total current assets	38,106	12,172
Property and equipment, net of accumulated depreciation	828	848
Intangible assets, net of accumulated amortization	112	98
Other assets	23	23
Total assets	$39,069	$13,141

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$782	$1,338
Accrued and other current liabilities	927	1,525
Total current liabilities	1,709	2,863
Deferred rent	—	4
Total liabilities	1,709	2,867
Commitments and contingencies (Note 5)
Stockholders’ equity (deficit):
Common stock, $0.001 par value, 100,000,000 authorized, 21,189,943 shares issued and outstanding at June 30, 2020 and 16,932,184 shares issued and outstanding at December 31, 2019	21	17
Additional paid-in capital	99,789	66,300
Accumulated deficit	(62,450)	(56,043)
Total stockholders’ equity	37,360	10,274
Total liabilities and stockholders’ equity	$39,069	$13,141
See accompanying notes to the unaudited condensed financial statements

SOLITON, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except for share and per share data)	2020	2019	2020	2019

Revenue	$—	$—	$—	$—

Operating expenses:
Research and development	1,286	785	2,506	1,230
Sales and marketing	35	46	86	103
Depreciation and amortization	71	43	142	73
General and administrative	1,746	2,101	3,679	3,956
Total operating expenses	3,138	2,975	6,413	5,362

Loss from operations	(3,138)	(2,975)	(6,413)	(5,362)

Other income (expense):
Interest expense	—	—	—	(823)
Interest income	2	2	6	3
Total other income (expense)	2	2	6	(820)

Net loss	(3,136)	(2,973)	(6,407)	(6,182)
Dividend to Series A and B preferred stockholders	—	—	—	(160)
Net loss attributable to common stockholders	$(3,136)	$(2,973)	$(6,407)	$(6,342)

Net loss per common share, basic and diluted	$(0.19)	$(0.20)	$(0.38)	$(0.56)

Weighted average number of common shares outstanding, basic and diluted	16,858,367	14,801,116	16,819,789	11,292,738
See accompanying notes to the unaudited condensed financial statements

SOLITON, INC.
CONDENSED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
(in thousands)	Shares	Par

Balance, December 31, 2019	16,932	$17	$66,300	$(56,043)	$10,274

Stock-based compensation	—	—	711	—	711
Issuance of common shares	11	—	—	—	—
Net loss	—	—	—	(3,271)	(3,271)

Balance, March 31, 2020	16,943	$17	$67,011	$(59,314)	$7,714

Stock-based compensation	—	—	736	—	736
Issuance of common shares	30	—	—	—	—
Issuance of common shares from June 2020 Offering, net of costs	4,217	4	32,042	—	32,046
Net loss	—	—	—	(3,136)	(3,136)
Balance, June 30, 2020	21,190	$21	$99,789	$(62,450)	$37,360

See accompanying notes to the unaudited condensed financial statements

SOLITON, INC.
CONDENSED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)
(CONTINUED)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
(in thousands)	Shares	Par	Shares	Par	Shares	Par

Balance, December 31, 2018	417	$—	2,118	$2	1,998	$2	$22,569	$(42,131)	$(19,558)

Stock-based compensation	—	—	—	—	—	—	512	—	512
Debt discount on convertible notes and notes payable – issuance of warrants	—	—	—	—	—	—	146	—	146
Payment of deferred direct issuance costs	—	—	—	—	—	—	(186)	—	(186)
Issuance of common shares for extinguishment of preferred shares	(417)	—	(2,118)	(2)	2,535	2	—	—	—
Issuance of common shares for extinguishment of convertible debt	—	—	—	—	6,825	7	11,778	—	11,785
Issuance of common shares for extinguishment of dividends payable	—	—	—	—	955	1	4,772	—	4,773
Issuance of common shares from IPO, net of costs	—	—	—	—	2,173	2	9,872	—	9,874
Issuance of common shares for accelerated vesting	—	—	—	—	127	—	—	—	—
Accrued preferred dividends	—	—	—	—	—	—	—	(160)	(160)
Net loss	—	—	—	—	—	—	—	(3,209)	(3,209)
Debt forgiveness	—	—	—	—	—	—	434	—	434

Balance, March 31, 2019	—	$—	—	$—	14,613	$14	$49,897	$(45,500)	$4,411

Share-based compensation	—	—	—	—	—	—	686	—	686
Issuance of common shares from PIPE offering, net of costs	—	—	—	—	675	1	8,641	—	8,642
Issuance of common shares	—	—	—	—	406	1	(1)	—	—
Net loss	—	—	—	—	—	—	—	(2,973)	(2,973)

Balance, June 30, 2019	—	$—	—	$—	15,694	$16	$59,223	$(48,473)	$10,766
See accompanying notes to the unaudited condensed financial statements

SOLITON, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	For the Six Months Ended June 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,407)	$(6,182)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	142	73
Stock-based compensation	1,447	1,198
Amortization of debt discount	—	665
Deferred rent	(3)	(3)
Changes in operating assets - (increase)/decrease:
Prepaid expenses and other current assets	(333)	(264)
Inventory	(171)	—
Changes in operating liabilities - increase/(decrease):
Accounts payable	(556)	(1,342)
Accrued liabilities	(598)	124
Non-convertible accrued interest - non-related and related party	—	11
Convertible accrued interest - related party	—	146
NET CASH USED IN OPERATING ACTIVITIES:	(6,479)	(5,574)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for the purchase of property and equipment and trademark registration	(137)	(823)
NET CASH USED IN INVESTING ACTIVITIES:	(137)	(823)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of non-convertible notes payable and accrued interest - related party and non-related party	—	(1,005)
Proceeds from the issuance of non-convertible notes payable - non-related party	—	300
Proceeds from issuance of common shares from IPO, net of costs	—	9,714
Proceeds from issuance of common shares from PIPE Offering, net of costs	—	8,642
Proceeds from issuance of common shares from June 2020 Offering, net of costs	32,046	—

NET CASH PROVIDED BY FINANCING ACTIVITIES:	32,046	17,651

Net increase in cash	25,430	11,254
Cash, beginning of period	12,076	133
Cash, end of period	$37,506	$11,387

Supplemental cash flow disclosures:
Cash paid for interest	$—	$20

Non-cash financing activities:
Accrued preferred dividends	$—	$160
Accrued direct issuance costs - offering	$—	$(277)
Capital contributions - debt forgiveness	$—	$434
Issuance of common stock for extinguishment of convertible note payable and accrued interest - related party and non-related party	$—	$11,785
Issuance of common stock for extinguishment of dividends payable	$—	$4,773
Debt discount on convertible notes and notes payable - issuance of warrants	$—	$146

See accompanying notes to the unaudited condensed financial statements

SOLITON, INC.
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 1 - Description of the Business, Basis of Presentation and Summary of Significant Accounting Policies
Description of the Business
Soliton, Inc. (“Soliton” or the “Company”) was organized under the laws of the State of Delaware on March 27, 2012. The Company operates in one segment as a medical device company organized to develop and commercialize products utilizing its proprietary Rapid Acoustic Pulse ("RAP") technology platform. The Company is a pre-revenue stage company with its first products being developed for the removal of tattoos and the reduction of cellulite. The Company has recently completed a four-site pivotal trial for the reduction of cellulite and filed a 510(k) with the FDA seeking clearance for this indication. The Company is based in Houston, Texas. Upon completion of the development of its products and regulatory clearances to market such products, the Company anticipates revenue will be driven by the sale of its RAP console and disposable cartridges to dermatologists, plastic surgeons and other physician offices, as well as medi-spas under the supervision of a doctor.
Basis of Presentation
The accompanying condensed interim financial statements are unaudited. These unaudited condensed interim financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") for interim financial information. Accordingly, they do not include all the information and notes required by generally accepted accounting principles in the United States of America ("GAAP") for complete financial statements. These unaudited condensed interim financial statements should be read in conjunction with the audited financial statements and accompanying notes as found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 2, 2020. In the opinion of management, the unaudited condensed interim financial statements reflect all the adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year. The December 31, 2019 unaudited condensed balance sheet included herein was derived from the audited financial statements, but does not include all disclosures, including notes, required by GAAP for complete financial statements.
The Company operates in one reportable segment based on management’s view of its business for purposes of evaluating performance and making operating decisions.
The preparation of these unaudited condensed interim financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. The Company's significant estimates and assumptions include work performed but not yet billed by contract manufacturers, engineers and research organizations, the valuation of equity related instruments, depreciable lives of long-lived assets (including property and equipment and intangible assets), and the valuation allowance related to deferred taxes. Although the Company believes that its estimates and assumptions are reasonable, they are based upon information available at the time the estimates and assumptions were made. Some of these judgments can be subjective and complex, and, consequently, actual results could differ from those estimates.
The coronavirus disease (“COVID-19”) pandemic has negatively impacted, and may continue to negatively impact, the macroeconomic environment in the United States and globally, including our business, financial condition and results of operations. Due to the evolving and uncertain nature of COVID-19, it is reasonably possible that it could materially impact our estimates, particularly those that require consideration of forecasted financial information, in the near to medium term. These estimates relate to certain accounts including, but not limited to, the valuation allowance related to deferred taxes, intangible assets, and other long-lived assets. The magnitude of the impact will depend on numerous evolving factors that we may not be able to accurately predict, including the duration and extent of the pandemic, the impact of federal, state, local and foreign governmental actions, consumer and provider behavior in response to the pandemic and such governmental actions, and the economic and operating conditions that we may face in the aftermath of COVID-19.
On June 30, 2020, the Company completed a public offering ("June 2020 Offering") of 4,216,868 shares of common stock for total gross proceeds of approximately $35.0 million. The shares of Company common stock were sold at a public offering price of $8.30 per share and were purchased by the Underwriters from the Company at a price of $7.719 per share. The June 2020 Offering was made under a prospectus supplement and related prospectus filed with the SEC pursuant to the Company’s effective shelf registration statement on Form S-3 (Registration No. 333-236963). Net proceeds from the sale of the common stock on June 30, 2020 was approximately $32.0 million after deducting underwriting discounts and estimated offering expenses.
Material Uncertainties
The Company is an early stage and emerging growth company and has not generated any revenues to date. As such, the Company is subject to all of the risks associated with early stage and emerging growth companies. Since inception, the Company has incurred losses and negative cash flows from operating activities.
For the three and six months ended June 30, 2020 and 2019, the Company incurred net losses of $3.1 million and $3.0 million, respectively, and $6.4 million and $6.2 million, respectively, and had net cash flows used in operating activities for the six months ended June 30, 2020 and 2019 of $6.5 million and $5.6 million, respectively. At June 30, 2020, the Company had an accumulated deficit of $62.5 million, working capital of $36.4 million and cash, cash equivalents and restricted cash of $37.5 million. The Company does not expect to experience positive cash flows from operating activities in the near future. The Company expects its cash, cash equivalents and restricted cash on hand of $37.5 million as of June 30, 2020 will be sufficient to fund the Company's operations into the fourth quarter of 2022 but not beyond.
The Company anticipates incurring operating losses for the next few years as it completes the development of its products, seeks requested regulatory clearances to market such products and supports the commercial launch of its products. These factors raise uncertainties about the Company's ability to fund operations in future years. If the Company needs to raise additional capital in order to continue to execute its business plan or a change to its business plan, including obtaining additional regulatory clearance for its products currently under development and commercializing and generating revenues from products under development, there is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to the Company. A failure to raise sufficient capital could adversely impact the Company’s ability to achieve its intended business objectives and meet its financial obligations beyond 2022. The accompanying condensed financial statements have been prepared on a going concern basis and do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.
Inventory
Inventory is valued at the lower of cost or net realizable value using the first-in, first-out ("FIFO") method. Inventory consists of raw materials purchased by the Company and held offsite by a vendor. At June 30, 2020, the Company had inventory in the amount of $0.2 million. The Company had no inventory at December 31, 2019.
Net Loss per Common Share
Basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. Unvested restricted stock awards contain dividend rights and are considered participating securities as contemplated for the computations of basic and diluted earnings or loss per share. These securities do not participate in losses and accordingly no such allocation has been made in the periods presented. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.
As of June 30, 2020, potentially dilutive securities included options to purchase 3,316,050 common shares, warrants to purchase 1,324,608 common shares and unvested restricted stock of 133,340 shares.
As of June 30, 2019, potentially dilutive securities included options to purchase 2,824,550 common shares, warrants to purchase 1,380,833 common shares, unvested restricted stock of 183,332 shares and 273,034 common shares convertible notes payable not converted at the Company's initial public offering ("IPO") in February 2019 due to the holders beneficially owning in excess of 4.99% of the Company's common stock after such conversion.
Recent Accounting Standards
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842) ("ASC 842"), which establishes a right-of-use (“ROU”) model requiring a lessee to recognize a ROU asset and a lease liability for all leases with terms greater than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASC 842 was originally effective for fiscal years beginning after December 15, 2019, and interim periods beginning after December 15, 2020 with early adoption permitted. In October 2019, the FASB delayed the implementation of ASC 842 for private companies until fiscal years beginning after December 15, 2020. In June 2020, the FASB further delayed the implementation of ASC 842 for private companies until fiscal years beginning after December 15, 2021. Given the Company's status as an Emerging Growth Company ("EGC"), the Company will adopt ASC 842 in accordance with the private company guidance. The modified retrospective transition approach applies to leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company has the option to instead apply the provisions at the effective date without adjusting the comparative periods presented. The Company is currently evaluating the impact of this guidance on its financial position, results of operations, and cash flows.
The Company does not believe that any other recently issued effective standards, or standards issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.
Reclassifications
In certain instances, amounts reported in prior years' financial statements have been reclassified to conform to the current financial statement presentation. Such reclassifications had an effect on previously reported cash flows between operating and investing activities.
Note 2 - Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2020	December 31, 2019

Prepaid insurance	$341	$94
Other prepaids and receivables	88	2
Total prepaid expenses and other current assets	$429	$96

As of June 30, 2020, other prepaids and receivables largely included payments made to vendors for work that has not yet been completed and for payments made as a result of listing requirements for public companies.
Note 3 - Property and Equipment
As of June 30, 2020 and December 31, 2019, the net carrying value of property and equipment was approximately $0.8 million.
Depreciation expense for the three months ended June 30, 2020 and 2019 was $0.1 million and less than $0.1 million, respectively. Depreciation expense for the six months ended June 30, 2020 and 2019 was $0.1 million.
Note 4 - Convertible Notes Payable
In connection with the closing of the IPO on February 19, 2019, convertible notes (and related accrued interest) of $11.8 million were converted into 6,825,391 shares of common stock. Certain notes automatically converted, according to their terms, into common stock. Certain holders were not permitted to convert such notes to the extent that the holders or any of its affiliates would beneficially own in excess of 4.99% of the Company’s common stock after such conversion. Due to this limitation, principal representing less than $0.1 million of these notes was later converted into 273,034 shares of the Company's common stock in August and September 2019 when the conversion did not result in the holders and any of its affiliates owning more than 4.99% of the Company's outstanding common shares. All remaining debt instruments were settled at the closing of the IPO.
Note 5 - Commitments and Contingencies
On April 5, 2012, the Company entered into a Patent and Technology License Agreement with The University of Texas M.D. Anderson Cancer Center ("MD Anderson"). Pursuant to the agreement, the Company obtained a royalty-bearing, worldwide, exclusive license to intellectual property including patent rights related to the patents and technology the Company uses. Under the agreement, the Company paid a nonrefundable license documentation fee in the high-five digits 30 days after the effective date of the agreement. Additionally, the Company agreed to pay a nonrefundable annual maintenance fee starting on the third anniversary of the effective date of the agreement, which escalates each anniversary and is currently in the mid-five digits. Additionally, the Company agreed to a running royalty percentage of net sales in the mid-single digits. The Company also agreed to make certain milestone payments in the low to mid-six digits and sublicensing payments, including a $0.25 million milestone payment made in June 2019 after the Company received FDA clearance for our RAP device for tattoo removal. The specific patents initially subject to the agreement expire between 2031 and 2032.

MD Anderson has the right to terminate the agreement upon advance notice in the event of a default by the Company. The agreement will expire upon the expiration of the licensed intellectual property. The rights obtained by the Company pursuant to the agreement are made subject to the rights of the U.S. government to the extent that the technology covered by the licensed intellectual property was developed under a funding agreement between MD Anderson and the U.S. government. To the extent that is the case, the Company's license agreement with, and the intellectual property rights it has licensed from MD Anderson, are subject to such a funding agreement and any superior rights that the U.S. government may have with respect to the licensed intellectual property. Therefore, there is a risk that the intellectual property rights the Company has licensed from MD Anderson may be non-exclusive or void if a funding agreement related to the licensed technology between MD Anderson and the U.S. government does exist and depending on the terms of such an agreement. Notwithstanding the foregoing, the Company does not believe our RAP technology received any federal funding. All out-of-pocket expenses incurred by MD Anderson in filing, prosecuting and maintaining the licensed patents have been and shall continue to be assumed by the Company. For the six months ended June 30, 2020 and 2019, the Company paid approximately $0.1 million and $0.1 million, respectively, for expenses related to this agreement.
As the inventor of the intellectual property licensed from MD Anderson, Dr. Capelli, the Company's Chief Executive Officer, is entitled to 50% of the license income (which is determined after MD Anderson recoups any costs associated therewith) that the Company is required to pay to MD Anderson pursuant to the Company's license agreement with MD Anderson. For the six months ended June 30, 2020, Dr. Capelli was owed $37.5 thousand from MD Anderson. In addition, Dr. Capelli is entitled to 50% of the proceeds (after the recoupment of any costs associated therewith) from the sale by MD Anderson of 175,000 shares issued to MD Anderson in connection with the license agreement.
Purchase Commitments

On November 20, 2019, the Company entered into a cooperative development addendum ("Addendum") to its engineering and development services master agreement with Emphysys, Inc. ("Emphysys”). The Addendum states that Emphysys will provide the Company with engineering and design services related to shockwave technology for use in dermatology and aesthetics fields for a 36 month period ending July 1, 2022.

During the term of the Addendum, the Company agreed to certain minimum annual expenditures. If the Company fails to spend such minimum annual amounts or if the Company terminates the Addendum without cause, the Company will be required to pay Emphysys a termination fee of no more than $0.5 million. In the event that all or substantially all of the stock or assets of either party are sold then, at the request of the other party, the Addendum may be terminated (without the requirement to pay a termination fee) and the obligation of Emphysys to provide future services to the Company shall terminate. Pursuant to the Addendum, with certain exceptions, Emphysys covenanted that it will not perform or agree to perform services with any company other than Soliton in the area of arc-discharge driven acoustical shockwave generation for medical dermatological or aesthetic dermatological indications during the term of the Addendum or any extension thereof, and for a period of six months after the termination of the Addendum.

As of June 30, 2020, the Company had purchase obligations of $3.3 million to Emphysys. This commitment is for services used in the ordinary course of business and does not represent excess commitments or loss contracts. Effective July 1, 2020, this commitment had a termination penalty payment of no more than $0.4 million.

Year Ending December 31,	Amount (in thousands)
2020	$894
2021	1,575
2022	788
Total future minimum purchase commitments	$3,257

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
Either party may terminate the Agreement or an order under the Agreement for default, if the other party materially breaches the Agreement; provided, however, no termination shall occur until thirty days after the defaulting party is notified in writing of the material breach and has failed to cure or give adequate assurances of performance within the thirty day period after notice of material breach. In addition, the Company may terminate the Agreement for any reason upon thirty days’ prior written notice and may terminate any order under the Agreement for any reason upon 120 days’ (before scheduled shipment) prior written notice. Sanmina may terminate the Agreement for any reason upon ninety days’ notice. In the event the Agreement or an order under the Agreement is terminated for any reason other than a breach by Sanmina, the Company is required to pay Sanmina termination charges equal to (i) the contract price for all finished product existing at the time of termination; (ii) Sanmina’s cost (including labor, components and applicable mark-ups per the pricing model) for all work in process; and (iii) the cost of components ordered by Sanmina pursuant to the Agreement.
Lease Commitments
The Company leases space for its corporate office, which provides for a 63 month term beginning on February 1, 2016, with initial rent payments of $7.9 thousand per month that escalate annually to a maximum of $8.9 thousand per month through the expiration of the agreement. Total rent expense under this office space lease arrangement for each of the three and six months ended June 30, 2020 and 2019 was $23.1 thousand and $24.2 thousand, respectively, and $46.7 thousand and $48.3 thousand, respectively.
Future minimum lease payments as of June 30, 2020 was less than $0.1 million through the term ending in 2021.
Letters of Credit
The Company has an irrevocable letter of credit which supports its obligations to pay or perform according to the requirements of an underlying agreement with a certain vendor. Such letter of credit has an initial term of one year, renews automatically for an additional year and can only be modified or canceled with the approval of the beneficiary. As of June 30, 2020, the letter of credit was not used.
Legal Proceedings
In the normal course of business, from time-to-time, the Company may be subject to claims in legal proceedings. However, the Company does not believe it is currently a party to any pending legal actions. Notwithstanding, legal proceedings are subject to inherent uncertainties and an unfavorable outcome could include monetary damages, and in such event, could result in a material adverse impact on the Company's business, financial position, results of operations or cash flows.
Employment Agreements

The Company has agreements with certain employees to provide certain benefits in the event of termination where the base salary and certain other benefits would amount to $1.7 million using the rate of compensation in effect at June 30, 2020.
Note 6 - Stockholders’ (Deficit) Equity
Adoption of 2018 Stock Plan
In June 2018, the Company’s Board and stockholders adopted the 2018 Stock Plan. The 2018 Stock Plan is designed to enable the Company to offer employees, officers, directors and consultants, as defined, an opportunity to acquire a proprietary interest in the Company. The types of awards that may be granted under the 2018 Stock Plan include stock options, stock appreciation rights, restricted stock, and other stock-based awards subject to limitations under applicable law. All awards are subject to approval by the Company’s Board. The 2018 Stock Plan reserves shares of common stock for issuance in accordance with the 2018 Stock Plan’s terms. Total number of shares reserved and available for issuance under the plan is 4,150,000 shares. As of June 30, 2020, 848,950 shares remained available for grant under the 2018 Stock Plan.

Restricted Stock
Restricted stock activity for the six months ended June 30, 2020 is summarized as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding, December 31, 2019	158,336	$11.54
Vested	(24,996)	11.54
Outstanding, June 30, 2020	133,340	$11.54
On May 8, 2019, the Company granted and issued 200,000 shares of restricted common stock to three consultants in connection with the provision of services pursuant to agreements entered into in April 2019. The consultants were each accredited investors. 25,000 shares vested within four months of the approval date of the agreement. The remaining 175,000 shares vest over 42 months, beginning on September 19, 2019. As of June 30, 2020, 66,660 shares have vested and 133,340 remain unvested.
During the three months ended June 30, 2020 and 2019, the Company recorded $0.1 million and $0.3 million, respectively, in stock-based compensation for the restricted shares previously issued. During the six months ended June 30, 2020 and 2019, the Company recorded $0.3 million and $0.6 million, respectively, in stock-based compensation for the restricted shares previously issued.
As of June 30, 2020, there was $1.4 million of unrecognized compensation expense related to restricted shares.

Stock Options
The following table summarizes stock option activities for the six months ended June 30, 2020:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (in Years)	Aggregate Intrinsic Value (in thousands)

Outstanding, December 31, 2019	2,883,550	$2.70	8.62	$23,862
Granted	432,500	11.86	—	—
Outstanding, June 30, 2020	3,316,050	$3.90	8.30	$12,869

Exercisable, June 30, 2020	1,606,075	$2.35	8.10	$8,714
During the six months ended June 30, 2020, the Company granted certain individuals options to purchase 432,500 shares of common stock with an average exercise price of $11.86 per share, with contractual terms ranging from one to ten years, and vesting periods ranging from 8.33% monthly over one year to 25.00% per year over four years. The options have an aggregate grant date fair value of $3.7 million that was calculated using the Black-Scholes option pricing model. Variables used in the Black-Scholes option pricing model include: (1) discount rates ranging from 0.3% to 1.6% based on the daily yield curve rates for U.S. Treasury obligations, (2) expected lives ranging from 5.50 years to 6.25 years based on the simplified method (vesting plus contractual term divided by two), (3) expected volatility ranging from 83.1% to 88.0% based on the historical volatility of comparable companies' stock, (4) no expected dividends and (5) fair value of the Company's stock ranging from $11.71 to $13.50 per share.
All options issued and outstanding are being amortized over their respective vesting periods. During the three months ended June 30, 2020 and 2019, the Company recorded option expense of $0.6 million and $0.4 million, respectively. During the six months ended June 30, 2020 and 2019, the Company recorded option expense of $1.2 million and $0.6 million, respectively. The unrecognized compensation expense for options at June 30, 2020 was $5.9 million.

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
The aggregate grant date fair value of these 1,228,431 warrants was $1.6 million, which was determined utilizing the Black-Scholes option pricing model. Variables used in the Black-Scholes option pricing model include (1) discount rates in the range of 2.5% to 2.8% based on the daily yield curve rates for U.S. Treasury obligations, (2) expected terms of five years based on the terms of the warrants, (3) expected volatility of 84.1% to 85.8% based on the historical volatility of comparable companies' stock, (4) no expected dividends, and (5) fair value of the Company's stock at $1.67 per share for warrants issued prior to the IPO, a value determined by the Company's Board of Directors after reviewing and considering, among other factors, a valuation report issued by an independent appraisal firm, or the fair value of the Company's stock at the closing of its IPO on February 19, 2019 of $4.87 for warrants on that day.
As a result of the Company’s IPO closing on February 19, 2019, $0.7 million of unamortized discount on issuance costs were accelerated and recorded as expense, including $0.1 million for costs associated with convertible notes, $0.1 million for warrants issued in connection with the convertible notes and $0.5 million for warrants issued in connection with non-convertible notes issued prior to the IPO. Warrants issued to underwriters in connection with the IPO were treated as deal costs.
PIPE Offerings
On June 16, 2019, the Company entered into a private offering with certain institutional and accredited investors for the sale by the Company of 675,000 units (each a “June Unit”) of common stock issued at $14.00 per June Unit for total gross proceeds of $9.5 million. Each June Unit consisted of (i) one share of the Company’s common stock, and (ii) a warrant to purchase 0.7 shares (a total of 472,500) of common stock (each a “June Warrant”) (collectively, "June PIPE"). The June Warrants included in the June Units are exercisable at a price of $16.00 per share commencing on the date of issuance and will expire on August 23, 2024. On July 1, 2019, the Company filed a Registration Statement on Form S-1 to register for resale the common stock underlying the June Units sold with the Company's June 2019 private offering. Net proceeds from the closing of the sale of the June Units on June 19, 2019 were $8.6 million after deducting the placement agent fees and offering expenses.
The grant date fair value of these 472,500 June Warrants was $4.4 million, which was determined utilizing the Black-Scholes option pricing model. Variables used in the Black-Scholes option pricing model include (1) discount rate of 1.9% based on the daily yield curve rates for U.S. Treasury obligations, (2) expected term of five years based on the term of the warrants, (3) expected volatility of 84.9% based on the historical volatility of comparable companies' stock, (4) no expected dividends, and (5) fair value of the Company's stock at $14.30 per share.
On October 10, 2019, the Company entered into a private offering with certain institutional and accredited investors for the sale by the Company of 485,250 units (each an “October Unit”) of common stock issued at $12.88 per October Unit for total gross proceeds of $6.3 million. Each October Unit consisted of (i) one share of the Company’s common stock and (ii) a warrant to purchase 1.1 shares (a total of 533,775) of common stock (each an “October Warrant”) (collectively, "October PIPE"). The October Warrants included in the October Units are exercisable at a price of $12.88 per share commencing on the date of issuance and will expire on October 10, 2024. On November 8, 2019, the Company filed a Registration Statement on Form S-1 to register for resale the common stock underlying the October Units sold with the Company's October 2019 private offering. Net proceeds from the closing of the sale of the October Units on October 11, 2019 were $5.7 million after deducting the placement agent fees and offering expenses.
The grant date fair value of these 533,775 October Warrants was $4.5 million, which was determined utilizing the Black-Scholes option pricing model. Variables used in the Black-Scholes option pricing model include (1) discount rate of 1.6% based on the daily yield curve rates for U.S. Treasury obligations, (2) expected term of five years based on the term of the warrants, (3) expected volatility of 82.9% based on the historical volatility of comparable companies' stock, (4) no expected dividends, and (5) fair value of the Company's stock at $12.88 per share.

The fair value amount of the warrants from the two PIPE transactions were included in additional paid-in-capital as deal costs.
The following table summarizes warrant activity for the six months ended June 30, 2020:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)

Outstanding, December 31, 2019	1,374,608	$10.97	4.43	$14
Granted	—	—	—	—
Exercised	(40,891)	1.75	—	247
Forfeited (cashless exercise)	(9,109)	1.75	—	—
Outstanding, June 30, 2020	1,324,608	$11.32	3.95	$—

Exercisable, June 30, 2020	1,324,608	$11.32	3.95	$—

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
Forward-looking statements include, but are not limited to, statements about:
•our ability to obtain additional funding to commercialize our Rapid Acoustic Pulse (“RAP”) for tattoo removal and, if approved, cellulite reduction, to develop the RAP device for other indications and develop our dermatological technologies;
•the timing of our commercial launch, which we expect to occur in the first half of 2021 and which is subject to the aesthetic market stabilizing in response to COVID-19;
•the need to obtain regulatory approval for when we modify our Generation 2.0 device to prepare for our initial commercial launch, when we modify the initially launched device to be a Generation 3.0 device and the need to obtain regulatory approval for other indications;
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
You should not rely upon forward-looking statements as predictions of future events. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. We qualify all of our forward-looking statements by these cautionary statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Therefore, you should not rely on any of the forward-looking statements. In addition, with respect to all of our forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.
Overview

We are a medical technology company focused on developing and commercializing products utilizing our proprietary designed acoustic shockwave technology platform referred to as RAP. We are a pre-revenue stage company with our first product preparing for launch for the removal of tattoos and the reduction of cellulite, if approved. We received clearance for our initial device from the Food and Drug Administration ("FDA") on May 24, 2019 allowing our device to be used as an accessory to a 1064 Q-switch laser for black ink tattoo removal in patients with Fitzpatrick Scale I-III skintones. Commercial upgrades to our Generation 2.0 device to improve usability were subsequently approved through a Special 510(k) in March 2020. This improved device was utilized in our recently completed pivotal cellulite trial, the data from which was included in the 510(k) pre-market application of our Generation 2.0 device for the temporary reduction in the appearance of cellulite filed on June 30, 2020. The 510(k) notice was found administratively complete and is currently under substantive review. Our product will need to receive clearance from the FDA in order to be marketed for non-tattoo indications in the United States. We also intend to secure regulatory approval in international markets and are currently developing a regulatory strategy for these markets.

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

Our ongoing research and development activities are primarily focused on finalizing the commercial device and cartridge design for tattoo removal and cellulite reduction, obtaining FDA clearance for our system for the treatment of cellulite, and then developing our system and treatment head for additional indications. In addition to these development activities, we are exploring additional uses of RAP technology for the dermatology, plastic surgery, and aesthetic markets, as well as new methods for improving the safety and efficacy of laser-based devices. We concluded a pivotal study for the reduction of cellulite and submitted this data to the FDA for consideration in a 510(k) filing on June 30, 2020. We have also completed a proof-of-concept clinical trial for the treatment of fibrotic scars.

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
Recent Developments

On June 30, 2020, we completed a public offering ("June 2020 Offering") of 4,216,868 shares of common stock for total gross proceeds of $35.0 million. The shares of our common stock were sold at a public offering price of $8.30 per share and were purchased by the underwriters from us at a price of $7.719 per share. Net proceeds from the June 2020 Offering were approximately $32.0 million after deducting underwriting discounts and estimated offering expenses.

During the first quarter of 2020, we completed the follow-up visits for the patients enrolled in our cellulite pivotal study across four clinical sites. We treated 67 subjects and included the results for 62 of these subjects in our analysis due to the exclusion of one no-show subject and incomplete follow-ups for another four subjects. Each patient received one treatment targeting dimples and ridges for approximately 20-30 minutes. As a measure of patient satisfaction, 91.9% of the subjects agreed or strongly agreed that their cellulite appeared improved. The primary endpoint of the study, a mean change in cellulite severity score of 1.0 or better, was exceeded with an actual mean change of 1.16, resulting in a positive outcome. Further, there were no unexpected or serious adverse events and the average pain scores were 2.4 on a 10-point scale.

In light of the widespread impact of COVID-19, our view of the ideal launch window for our RAP device changed. Instead of launching our RAP device focused solely on tattoo removal in mid-2020, we elected to delay that launch until the aesthetic and financial markets are demonstrating greater stability. Given these conditions, we expect the most appropriate launch window for our new technology will open in the first half of 2021. We are making plans to launch the RAP device during the first half of 2021, which will include the tattoo removal and cellulite reduction indications, subject to FDA clearance of the latter. We believe the opportunity to launch both indications simultaneously will enhance both physician and patient adoption and result in a stronger launch of our technology. In the meantime, we will remain highly focused on our regulatory pathway for cellulite reduction.

Given the state of the dermatology marketplace today, we have experienced significant follow-up visit cancellations in our ongoing 26 week cellulite clinical trial assessment and increased difficulty in executing the initiation of further clinical trials at sites around the country. We expect this to impact the timing of our planned additional fibrotic scar proof-of-concept study and the longer-term follow-up visits in our cellulite pivotal study. Furthermore, it is possible this may extend the time required to file for additional, improved cellulite reduction claims with the FDA and for initial approvals of a hypertrophic scar indication that we may seek in the future.

At June 30, 2020, we had cash, cash equivalents and restricted cash on hand of $37.5 million. We do not expect to experience positive cash flows from operating activities in the near future, if at all. We expect our cash, cash equivalents and restricted cash on hand of $37.5 million as of June 30, 2020 will be sufficient to fund our operations into the fourth quarter of 2022 but not beyond.
We anticipate incurring operating losses for the next several years as we complete the development of our products, seek requested regulatory clearances to market such products and support the commercial launch of our products. These factors raise uncertainties about our ability to fund operations in future years. If we need to raise additional capital in order to continue to execute our business plan, including obtaining additional regulatory clearance for our products currently under development and commercializing and generating revenues from products under development, there is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to us. A failure to raise sufficient capital could adversely impact our ability to achieve our intended business objectives and meet our financial obligations as they become due and payable into the fourth quarter of 2022 but not beyond.

Results of Operations for the Three and Six Months Ended June 30, 2020 Compared to the Three and Six Months Ended June 30, 2019

Below is a summary of the results of operations (in thousands):

	Three Months Ended June 30,
	2020	2019	Change ($)	% Change
Operating expenses
Research and development	$1,286	$785	$501	63.82%
Sales and marketing	35	46	(11)	(23.91)%
Depreciation and amortization	71	43	28	65.12%
General and administrative	1,746	2,101	(355)	(16.90)%
Total operating expenses	$3,138	$2,975	$163	5.48%

Research and development. Research and development ("R&D") expenses increased by $0.5 million compared to the same period in 2019, mainly due to increases in expenses for contract engineering of $0.4 million, clinical trials of $0.1 million, salaries and related costs of $0.1 million and stock-based compensation of $0.1 million offset by a decrease in expenses for licenses and other intellectual property of $0.2 million. The increase in R&D expense is largely related to our increased activity in the development of our product for commercial launch.
Sales and marketing. Sales and marketing ("S&M") expenses decreased a de minimis amount compared to the same period in 2019.

General and administrative. General and administrative ("G&A") expenses decreased by $0.4 million compared to the same period in 2019. This decrease was primarily due to decreases in expenses for salaries and benefits of $0.1 million, accounting and other professional fees of $0.1 million, legal of $0.1 million, travel and related expenses of $0.1 million and other expenses of $0.1 million offset by an increase in expenses for insurance of $0.1 million.

Below is a summary of the results of operations (in thousands):

	Six Months Ended June 30,
	2020	2019	Change ($)	% Change
Operating expenses
Research and development	$2,506	$1,230	$1,276	103.74%
Sales and marketing	86	103	(17)	(16.50)%
Depreciation and amortization	142	73	69	94.52%
General and administrative	3,679	3,956	(277)	(7.00)%
Total operating expenses	$6,413	$5,362	$1,051	19.60%

Research and development. Research and development ("R&D") expenses increased by $1.3 million compared to the same period in 2019, mainly due to increases in expenses for contract engineering of $0.9 million, clinical trials of $0.2 million, salaries and related costs of $0.1 million, stock-based compensation for R&D personnel of $0.1 million and other expenses of $0.1 million offset by decreases in expenses for licenses and other intellectual property of $0.1 million. The increase in R&D expense is largely related to our increased activity in the development of our product for commercial launch.
Sales and marketing. Sales and marketing ("S&M") expenses decreased a de minimus amount compared to the same period in 2019.
General and administrative. General and administrative ("G&A") expenses decreased by $0.3 million compared to the same period in 2019. This decrease was primarily due to decreases in expenses for salaries and benefits of $0.1 million, investor relations of $0.2 million, membership fees of $0.1 million, legal of $0.1 million and travel and related expenses of $0.1 million offset by an increase in expenses for insurance and other expenses of $0.2 million and stock-based compensation of $0.1 million.
Liquidity and Capital Resources
On June 30, 2020, we had $37.3 million of cash and cash equivalents and $0.2 million in restricted cash representing a letter of credit benefiting our contract manufacturer.
On June 30, 2020, we completed a public offering for the sale of 4,216,868 shares of our common stock for total gross proceeds of approximately $35.0 million. Net proceeds from the offering were approximately $32.0 million after deducting placement agent fees and estimated offering expenses.

We will not generate revenue until we have completed the commercialization of our RAP units and initiated sales of the units. We expect to continue to invest in our research and development efforts to support our current initiatives.

We estimate our current cash, cash equivalents and restricted cash resources of $37.5 million at June 30, 2020 is sufficient to fund our operations into the fourth quarter of 2022 but not beyond. We anticipate incurring operating losses for the next several years as we complete the development of our products, seek requested regulatory clearances to market such products and support the commercial launch of our products. These factors raise uncertainties about our ability to fund operations in future years. If we need to raise additional capital in order to continue to execute our business plan, including obtaining additional regulatory clearance for our products currently under development and commercializing and generating revenues from products under development, there is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to us. A failure to raise sufficient capital could adversely impact our ability to achieve our intended business objectives and meet our financial obligations as they become due and payable into the fourth quarter of 2022 but not beyond.

The COVID-19 global pandemic has resulted in travel restrictions and temporary shut-downs of non-essential businesses in many states in the United States. We are able to remain open but have required our employees to work from home. Due to many uncertainties, we are unable to estimate the pandemic’s financial impact or duration at this time.
Summary of Cash Flows
The following table summarizes our cash flows for the six months ended June 30, 2020 and 2019, respectively (in thousands):

	Six Months Ended June 30,
	2020	2019

Net cash used in operating activities	$(6,479)	$(5,574)
Net cash used in investing activities	(137)	(823)
Net cash provided by financing activities	32,046	17,651
Net increase in cash	$25,430	$11,254

Cash Flows for the six months ended June 30, 2020 and 2019
Operating activities. Net cash used in operating activities was $6.5 million during the six months ended June 30, 2020 and consisted of a net loss of $6.4 million and a net change in operating assets and liabilities of $1.7 million offset by non-cash items of $1.6 million. The change in operating assets and liabilities included a use of cash for prepaid expenses and other current assets of $0.3 million, inventory of $0.2 million, accrued liabilities of $0.6 million and accounts payable of $0.6 million. The increase in prepaid expenses was largely driven by new insurance policies, reporting software for public companies and prepayments for work that had not yet been performed by an engineering contractor by June 30, 2020. The decrease in accounts payable was mainly due to an increase in invoices received at December 31, 2019 from our largest vendors. The decrease in accrued liabilities was driven primarily by the settlement of accruals for several large vendors that were paid during the period. Non-cash items consisted largely of stock-based compensation of $1.4 million and depreciation and amortization expense of $0.1 million.
Net cash used in operating activities was $5.6 million during the six months ended June 30, 2019 and consisted of a net loss of $6.2 million and a net change in operating assets and liabilities of $1.3 million offset by non-cash items of $1.9 million. The change in operating assets and liabilities included a use of cash for prepaid expenses and other current assets of $0.3 million and accounts payable of $1.3 million offset by accrued liabilities of $0.1 million and accrued interest - non-related and related party of $0.2 million. The decrease in accounts payable was largely due to payments to several vendors, previously on extended terms, as a result of our IPO closing and returning to consistent terms with vendors. The increase in accrued interest-related party is due to the issuance of the related party convertible notes and the calculation of interest thereon. Non-cash items consisted largely of accelerated amortization of debt discount of $0.7 million, stock-based compensation of $1.2 million and depreciation and amortization expense of $0.1 million.
Investing activities. Net cash used in investing activities for the six months ended June 30, 2020, was $0.1 million compared to $0.8 million for the same period in 2019. The decrease in cash used was largely due to the development of $0.8 million of lab equipment to be used in the field at clinical trial sites and held by a vendor for future clinical use for the prior year period.
Financing activities. Net cash provided by financing activities during the six months ended June 30, 2020 was $32.0 million, a result of net proceeds from our June 2020 Offering. For the six months ended June 30, 2019, we received cash proceeds of $9.7 million from our IPO, net of deal costs and other expenses, and cash proceeds from our June 2019 PIPE Offering of $8.6 million, net of deal costs and other expenses. We also received cash proceeds of $0.3 million from the issuance of non-convertible notes payable to non-related parties. These amounts were offset by a use of cash for the payment of non-convertible notes and accrued interest to both related and non-related parties of $1.0 million.
Contractual Obligations and Commitments
On April 5, 2012, we entered into a Patent and Technology License Agreement with MD Anderson. Pursuant to the agreement, we obtained a royalty-bearing, worldwide, exclusive license to intellectual property including patent rights related to the patents and technology we use. Under the agreement, we agreed to pay a nonrefundable license documentation fee in the high-five digits 30 days after the effective date of the agreement. Additionally, we agreed to pay a nonrefundable annual maintenance fee starting on the third anniversary of the effective date of the agreement, which escalates each anniversary and is currently in the upper-five digits. Additionally, we agreed to a running royalty percentage of net sales in the mid-single digits. We also agreed to make certain milestone payments in the low to mid-six digits and sublicensing payments. The specific patents initially subject to the agreement expire between 2031 and 2032.

MD Anderson has the right to terminate the agreement upon advance notice in the event of a default by Soliton. The agreement will expire upon the expiration of the licensed intellectual property. The rights obtained by us pursuant to the agreement are made subject to the rights of the U.S. government to the extent that the technology covered by the licensed intellectual property was developed under a funding agreement between MD Anderson and the U.S. government. To the extent that is the case, our license agreement with, and the intellectual property rights we have licensed from MD Anderson, are subject to such a funding agreement and any superior rights that the U.S. government may have with respect to the licensed intellectual property. Therefore, there is a risk that the intellectual property rights we have licensed from MD Anderson may be non-exclusive or void if a funding agreement related to the licensed technology between MD Anderson and the U.S. government does exist and depending on the terms of such an agreement. Notwithstanding the foregoing, we do not believe our RAP technology received any federal funding. All out-of-pocket expenses incurred by MD Anderson in filing, prosecuting and maintaining the licensed patents have been and shall continue to be assumed by us. For the six months ended June 30, 2020 and 2019, we paid approximately $0.1 million and $0.1 million, respectively, for expenses related to this agreement.
As the inventor of the intellectual property licensed from MD Anderson, Dr. Capelli, our Chief Executive Officer, is entitled to 50% of the license income (which is determined after MD Anderson recoups any costs associated therewith) that we are required to pay to MD Anderson pursuant to our license agreement with MD Anderson. For the six months ended June 30, 2020, Dr. Capelli was owed $37.5 thousand from MD Anderson. In addition, Dr. Capelli is entitled to 50% of the proceeds (after the recoupment of any costs associated therewith) from the sale by MD Anderson of 175,000 shares issued to MD Anderson in connection with the license agreement.
On November 20, 2019, we entered into a cooperative development addendum ("Addendum") to our engineering and development services master agreement with Emphysys, Inc. ("Emphysys”). The Addendum states that Emphysys will provide us with engineering and design services related to shockwave technology for use in dermatology and aesthetics fields for a 36 month period ending July 1, 2022.

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
Either party may terminate the Agreement or an order under the Agreement for default, if the other party materially breaches the Agreement; provided, however, no termination shall occur until thirty days after the defaulting party is notified in writing of the material breach and has failed to cure or give adequate assurances of performance within the thirty day period after notice of material breach. In addition, we may terminate the Agreement for any reason upon thirty days’ prior written notice and may terminate any order under the Agreement for any reason upon 120 days’ (before scheduled shipment) prior written notice. Sanmina may terminate the Agreement for any reason upon ninety days’ notice. In the event the Agreement or an order under the Agreement is terminated for any reason other than a breach by Sanmina, we are required to pay Sanmina termination charges equal to (i) the contract price for all finished product existing at the time of termination; (ii) Sanmina’s cost (including labor, components and applicable mark-ups per the pricing model) for all work in process; and (iii) the cost of components ordered by Sanmina pursuant to the Agreement.
Purchase Commitments
As of June 30, 2020, we had purchase obligations of $3.3 million to Emphysys. This commitment is for services used in the ordinary course of business and does not represent excess commitments or loss contracts. Effective July 1, 2020, this commitment had a termination penalty payment of no more than $0.4 million.

Year Ending December 31,	Amount (in thousands)
2020	$894
2021	1,575
2022	788
Total future minimum purchase commitments	$3,257

Lease Commitments
We lease space for our corporate office, which provides for a 63 month term beginning on February 1, 2016, with initial rent payments of $7.9 thousand per month that escalate annually to a maximum of $8.9 thousand per month through the expiration of the agreement. Rent expense for non-cancellable operating leases with scheduled rent increases will be recognized on a straight-line basis over the lease term.
Future minimum lease payments under the operating leases as of June 30, 2020 was less than $0.1 million through the term ending in 2021.
Employment Agreements

We have agreements with key employees to provide certain benefits in the event of termination where the base salary and certain other benefits would aggregate $1.7 million using the rate of compensation in effect at June 30, 2020.

Unrecognized Tax Benefits

As of June 30, 2020, we have not recorded a provision for income taxes in our financial statements as we have been in a loss position since inception and we cannot be more certain than not that we will be able to recognize the income tax benefit from our net operating loss carryforwards in the future.
Off-balance Sheet Arrangements
As of June 30, 2020, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
•costs to develop and defend our intellectual property; and
•costs related to compliance with regulatory requirements.
We recognize all research and development costs as they are incurred. Pre-clinical costs, contract engineering and design costs, patent costs and other development costs incurred by third parties are expensed as the contracted work is performed.
We expect our research and development expenses to increase in the future as we advance our product into and through clinical trials, pursue additional regulatory approvals of our product in the United States, and continue commercial development of our RAP device and replaceable cartridge. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming. The probability of success for our technology may be affected by a variety of factors including: the quality of our product, early clinical data, investment in our clinical program, competition, manufacturing capability and commercial viability. We may not succeed in achieving all necessary regulatory approvals for our product candidates. As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our research and development process or when and to what extent, if any, we will generate revenue from the commercialization and sale of our device.
Sales and marketing
Sales and marketing expenses consist of marketing, conferences, web development, advisory boards and other miscellaneous expenses. We expect our sales and marketing expense to increase due to the anticipated growth of our business and related infrastructure as well as expanding our sales personnel, selling costs, and other costs which will begin to be incurred upon the commercialization of our products.
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
Depreciation and amortization
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

Accounting for warrants
We issued warrants to purchase shares of common stock related to (i) bridge notes issued prior to our IPO, (ii) private investment in public equity ("PIPE") offerings, and (iii) as part of underwriter compensation in 2019 and 2018. We accounted for such warrants in accordance with Accounting Standards Codification (ASC) Topic 480-10, Distinguishing Liabilities from Equity, which identifies three categories of freestanding financial instruments that are required to be accounted for as a liability. Based on this guidance, we determined, for each issuance, that warrants did not need to be accounted for as a liability. Accordingly, the warrants were classified as equity and are not subject to remeasurement at each balance sheet date. In addition, we account for issuance costs of warrants issued with debt instruments in accordance with ASC 470-20, Debt with Conversion and Other Options, which states proceeds from the sale of a debt instrument with stock purchase warrants (detachable call options) are allocated to elements based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at time of issuance. The portion of the proceeds so allocated to the warrants are accounted for as paid-in capital. The remainder of the proceeds are allocated to the debt instrument, which may result in a discount or premium.
Related registration rights agreements for each private placement are accounted for in accordance with ASC Topic 450-20, Loss Contingencies, which requires measurement of the contingent liability when an entity would be required to deliver shares under a registration payment arrangement, the transfer of consideration is probable and the number of shares to be delivered can be reasonably estimated. Accordingly, there is no liability under the payment arrangement requiring disclosure or recognition.
The fair value of warrants is estimated using the Black-Scholes option pricing model, based on the market value of the underlying common stock at the measurement dates, the contractual terms of the warrants, risk-free interest rates and historical volatility of comparable companies' stock. There are no expected dividends.
Stock-based compensation
Stock-based compensation transactions are recognized as compensation expense in the statements of operations based on their fair values on the date of the grant. The expense for equity awards expected to vest is recognized over the applicable vesting period of the stock award using either the straight-line method or the accelerated method, depending on the vesting structure, and is included in general and administrative expenses. We estimate the fair value of options granted using the Black-Scholes option pricing model. This estimate uses assumptions regarding a number of inputs that require us to make significant estimates and judgments. Because we are a new publicly traded common stock, the expected volatility assumption was based on industry peer information.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting
We maintain a set of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, designed to ensure that material information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that material information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”), who serves as our principal executive officer, and Chief Financial Officer (“CFO”), who serves as our principal accounting officer, as appropriate, to allow timely decisions regarding required disclosures.
Under the supervision, and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness, as of June 30, 2020, of our disclosure controls and procedures. Based upon such evaluation and due to both the limited staffing of the Company at its early stage of development and the existence of the material weaknesses in our internal control over financial reporting described below, our CEO and CFO have concluded that, as of June 30, 2020, our disclosure controls and procedures were not effective.
A material weakness is a control deficiency, or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As previously disclosed in our annual Report on Form 10-K for the year ended December 31, 2019, our management concluded that our internal control over financial reporting were, and continue to be ineffective, as of June 30, 2020 due to material weaknesses in our internal controls arising from a lack of segregation of duties, the limitations of our financial accounting system to properly segregate duties, and the absence of internal staff with extensive knowledge of SEC financial and GAAP reporting.
Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to maintain effective segregation of duties on our assessment of our internal control over financial reporting and has concluded that the control deficiency represents a material weakness. In April 2019, an additional experienced staff was hired in the accounting and finance department. In addition, we anticipate hiring additional experienced personnel in the accounting and finance department, retaining appropriate consultants and potentially upgrading our accounting system in the second half of 2020. Furthermore, management added additional mitigating controls with regards to cash disbursements; changes were made in our authorization processes to improve segregation of duties; and we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with GAAP. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.
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
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section entitled “Risk Factors” in our 2019 Annual Report on Form 10-K and our Form 10-Q for the quarter ended March 31, 2020, filed with the SEC, which are incorporated herein by reference. The risks described in the 2019 Annual Report on Form 10-K and our Form 10-Q for the quarter ended March 31, 2020 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes to our risk factors from those set forth in our 2019 Annual Report on Form 10-K and our Form 10-Q for the quarter ended March 31, 2020.
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
SOLITON, INC.

SIGNATURE	TITLE	DATE

/s/ Christopher Capelli	Chief Executive Officer, President and Director (principal executive officer)	August 11, 2020
Christopher Capelli

/s/ Lori Bisson	Chief Financial Officer and Executive Vice-President (principal financial and accounting officer)	August 11, 2020
Lori Bisson