Form 10-Q
period 2020-09-30
Soliton, Inc.
filed 2020-11-12
CIK 1548187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No   ☒
The number of shares of the Company's outstanding common stock as of November 3, 2020 was 21,189,943.

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements
SOLITON, INC.
CONDENSED BALANCE SHEETS
(UNAUDITED)

(in thousands, except for share data)	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$34,626	$11,876
Restricted cash	200	200
Total cash	34,826	12,076
Inventory	266	—
Prepaid expenses and other current assets	314	96
Total current assets	35,406	12,172
Property and equipment, net of accumulated depreciation	1,334	848
Intangible and other assets	129	121
Total assets	$36,869	$13,141

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$655	$1,338
Accrued and other current liabilities	1,690	1,529
Total current liabilities	2,345	2,867
Commitments and contingencies (Note 5)
Stockholders’ equity (deficit):
Common stock, $0.001 par value, 100,000,000 authorized, 21,189,943 shares issued and outstanding at September 30, 2020 and 16,932,184 shares issued and outstanding at December 31, 2019	21	17
Additional paid-in capital	100,546	66,300
Accumulated deficit	(66,043)	(56,043)
Total stockholders’ equity	34,524	10,274
Total liabilities and stockholders’ equity	$36,869	$13,141
See accompanying notes to the unaudited condensed financial statements

SOLITON, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except for share and per share data)	2020	2019	2020	2019

Revenue	$—	$—	$—	$—

Operating expenses:
Research and development	1,256	2,430	3,762	3,660
Sales and marketing	474	34	560	137
Depreciation and amortization	87	73	229	146
General and administrative	1,852	1,764	5,531	5,720
Total operating expenses	3,669	4,301	10,082	9,663

Loss from operations	(3,669)	(4,301)	(10,082)	(9,663)

Other income (expense):
Interest expense	—	—	—	(823)
Interest income	76	6	82	9
Total other income (expense)	76	6	82	(814)

Net loss	(3,593)	(4,295)	(10,000)	(10,477)
Dividend to Series A and B preferred stockholders	—	—	—	(160)
Net loss attributable to common stockholders	$(3,593)	$(4,295)	$(10,000)	$(10,637)

Net loss per common share, basic and diluted	$(0.17)	$(0.27)	$(0.55)	$(0.83)

Weighted average number of common shares outstanding, basic and diluted	21,062,444	15,994,002	18,244,330	12,877,047
See accompanying notes to the unaudited condensed financial statements

SOLITON, INC.
CONDENSED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
(in thousands)	Shares	Par

Balance, December 31, 2019	16,932	$17	$66,300	$(56,043)	$10,274

Stock-based compensation	—	—	711	—	711
Issuance of common shares	11	—	—	—	—
Net loss	—	—	—	(3,271)	(3,271)

Balance, March 31, 2020	16,943	$17	$67,011	$(59,314)	$7,714

Stock-based compensation	—	—	736	—	736
Issuance of common shares	30	—	—	—	—
Issuance of common shares from June 2020 Offering, net of costs	4,217	4	32,042	—	32,046
Net loss	—	—	—	(3,136)	(3,136)
Balance, June 30, 2020	21,190	$21	$99,789	$(62,450)	$37,360

Stock-based compensation	—	—	757	—	757
Net loss	—	—	—	(3,593)	(3,593)
Balance, September 30, 2020	21,190	$21	$100,546	$(66,043)	$34,524

See accompanying notes to the unaudited condensed financial statements

SOLITON, INC.
CONDENSED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)
(CONTINUED)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
(in thousands)	Shares	Par	Shares	Par	Shares	Par

Balance, December 31, 2018	417	$—	2,118	$2	1,998	$2	$22,569	$(42,131)	$(19,558)

Stock-based compensation	—	—	—	—	—	—	512	—	512
Debt discount on convertible notes and notes payable – issuance of warrants	—	—	—	—	—	—	146	—	146
Payment of deferred direct issuance costs	—	—	—	—	—	—	(186)	—	(186)
Issuance of common shares for extinguishment of preferred shares	(417)	—	(2,118)	(2)	2,535	2	—	—	—
Issuance of common shares for extinguishment of convertible debt	—	—	—	—	6,825	7	11,778	—	11,785
Issuance of common shares for extinguishment of dividends payable	—	—	—	—	955	1	4,772	—	4,773
Issuance of common shares from IPO, net of costs	—	—	—	—	2,173	2	9,872	—	9,874
Issuance of common shares for accelerated vesting	—	—	—	—	127	—	—	—	—
Accrued preferred dividends	—	—	—	—	—	—	—	(160)	(160)
Net loss	—	—	—	—	—	—	—	(3,209)	(3,209)
Debt forgiveness	—	—	—	—	—	—	434	—	434

Balance, March 31, 2019	—	$—	—	$—	14,613	$14	$49,897	$(45,500)	$4,411

Stock-based compensation	—	—	—	—	—	—	686	—	686
Issuance of common shares from PIPE Offerings, net of costs	—	—	—	—	675	1	8,641	—	8,642
Issuance of common shares	—	—	—	—	406	1	(1)	—	—
Net loss	—	—	—	—	—	—	—	(2,973)	(2,973)

Balance, June 30, 2019	—	$—	—	$—	15,694	$16	$59,223	$(48,473)	$10,766

Stock-based compensation	—	—	—	—	—	—	662	—	662
Issuance of common shares for extinguishment of convertible debt	—	—	—	—	273	—	48	—	48
PIPE deal costs	—	—	—	—	—	—	1	—	1
Issuance of common shares	—	—	—	—	438	—	—	—	—
Net loss	—	—	—	—	—	—	—	(4,295)	(4,295)

Balance, September 30, 2019	—	$—	—	$—	16,405	$16	$59,934	$(52,768)	$7,182
See accompanying notes to the unaudited condensed financial statements

SOLITON, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	For the Nine Months Ended September 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,000)	$(10,477)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	209	146
Stock-based compensation	2,204	1,860
Write-down of intangible asset	20	—
Amortization of debt discount	—	665
Changes in operating assets - (increase)/decrease:
Inventory	(266)	—
Prepaid expenses and other current assets	(218)	(188)
Changes in operating liabilities - increase/(decrease):
Accounts payable	(932)	(820)
Accrued and other current liabilities	161	404
Non-convertible accrued interest - non-related and related party	—	11
Convertible accrued interest - related party	—	146
NET CASH USED IN OPERATING ACTIVITIES:	(8,822)	(8,253)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for the purchase of property and equipment	(446)	(819)
Payments for intangibles	(28)	(4)
NET CASH USED IN INVESTING ACTIVITIES:	(474)	(823)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of non-convertible notes payable and accrued interest - related party and non-related party	—	(1,005)
Proceeds from issuance of non-convertible notes payable - non-related party	—	300
Proceeds from issuance of common shares from IPO, net of costs	—	9,714
Proceeds from issuance of common shares from PIPE Offerings, net of costs	—	8,643
Proceeds from issuance of common shares from June 2020 Offering, net of costs	32,046	—

NET CASH PROVIDED BY FINANCING ACTIVITIES:	32,046	17,652

Net increase in cash, cash equivalents and restricted cash	22,750	8,576
Cash, cash equivalents and restricted cash, beginning of period	12,076	133
Cash, cash equivalents and restricted cash, end of period	$34,826	$8,709

Supplemental cash flow disclosures:
Cash paid for interest	$—	$20

Non-cash investing and financing activities:
Additions to property and equipment included in accounts payable	$249	$—
Accrued preferred dividends	$—	$160
Accrued direct issuance costs - offering	$—	$(277)
Capital contributions - debt forgiveness	$—	$434
Issuance of common stock for extinguishment of convertible note payable and accrued interest - related party and non-related party	$—	$11,833
Issuance of common stock for extinguishment of dividends payable	$—	$4,773
Debt discount on convertible notes and notes payable - issuance of warrants	$—	$146
Issuance of common stock for extinguishment of preferred stock A and preferred stock B	$—	$3

See accompanying notes to the unaudited condensed financial statements

SOLITON, INC.
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 1 - Description of the Business, Basis of Presentation and Summary of Significant Accounting Policies
Description of the Business
Soliton, Inc. (“Soliton” or the “Company”) was organized under the laws of the State of Delaware on March 27, 2012. The Company operates in one segment as a medical device company organized to develop and commercialize products utilizing its proprietary Rapid Acoustic Pulse ("RAP") technology platform. The Company is a pre-revenue stage company with its first products being developed for the removal of tattoos and the reduction of cellulite. The Company received clearance from the U.S. Food & Drug Administration ("FDA") for its tattoo removal indication in June of 2019 and has recently completed a four-site pivotal trial for the reduction of cellulite and filed a 510(k) with the FDA seeking clearance for this indication. The Company is based in Houston, Texas. Upon completion of the development of its products and regulatory clearances to market such products, the Company anticipates revenue will be driven by the sale of its RAP console and disposable cartridges to dermatologists, plastic surgeons and other physician offices, as well as medi-spas under the supervision of a doctor.
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
For the three and nine months ended September 30, 2020 and 2019, the Company incurred net losses of $3.6 million and $4.3 million, respectively, and $10.0 million and $10.5 million, respectively, and had net cash flows used in operating activities for the nine months ended September 30, 2020 and 2019 of $8.8 million and $8.3 million, respectively. At September 30, 2020, the Company had an accumulated deficit of $66.0 million, working capital of $33.1 million and cash, cash equivalents and restricted cash of $34.8 million. The Company does not expect to experience positive cash flows from operating activities in the near future. The Company expects its cash, cash equivalents and restricted cash on hand of $34.8 million as of September 30, 2020 will be sufficient to fund the Company's operations into the third quarter of 2022 but not beyond.
The Company anticipates incurring operating losses for the next few years as it completes the development of its products, seeks requested regulatory clearances to market such products and supports the commercial launch of its products. These factors raise uncertainties about the Company's ability to fund operations in future years. If the Company needs to raise additional capital in order to continue to execute its business plan or a change to its business plan, including obtaining additional regulatory clearance for its products currently under development and commercializing and generating revenues from products under development, there is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to the Company. A failure to raise sufficient capital could adversely impact the Company’s ability to achieve its intended business objectives and meet its financial obligations beyond the third quarter of 2022. The accompanying condensed financial statements have been prepared on a going concern basis and do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.
Inventory
Inventory is valued at the lower of cost or net realizable value using the first-in, first-out ("FIFO") method. Inventory consists of raw materials purchased by the Company and held offsite by a vendor.
Intangible Assets

Intangible assets include trademarks. At September 30, 2020 and December 31, 2019, the Company had trademarks of $0.1 million and $0.1 million, respectively. The Company does not amortize trademarks with indefinite useful lives, rather, such assets are required to be tested for impairment at least annually or sooner if events or changes in circumstances indicate that the asset may be impaired. During the three months ended September 30, 2020, the Company wrote down a trademark with a net book value of $19.7 thousand.

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
As of September 30, 2020, potentially dilutive securities included options to purchase 3,409,550 common shares, warrants to purchase 1,324,608 common shares and unvested restricted stock of 120,842 shares.
As of September 30, 2019, potentially dilutive securities included options to purchase 2,843,550 common shares, warrants to purchase 888,333 common shares and unvested restricted stock of 170,834 shares.

Recent Accounting Standards
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842) ("ASC 842"), which establishes a right-of-use (“ROU”) model requiring a lessee to recognize a ROU asset and a lease liability for all leases with terms greater than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASC 842 was originally effective for fiscal years beginning after December 15, 2019, and interim periods beginning after December 15, 2020 with early adoption permitted. In October 2019, the FASB delayed the implementation of ASC 842 for private companies until fiscal years beginning after December 15, 2020. In June 2020, the FASB further delayed the implementation of ASC 842 for private companies until fiscal years beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022. Given the Company's status as an Emerging Growth Company ("EGC"), the Company will adopt ASC 842 in accordance with the private company guidance. The modified retrospective transition approach applies to leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company has the option to instead apply the provisions at the effective date without adjusting the comparative periods presented. The Company is currently evaluating the impact of this guidance on its financial position, results of operations, and cash flows.
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
Note 2 - Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2020	December 31, 2019

Prepaid insurance	$207	$94
Other prepaids and receivables	107	2
Total prepaid expenses and other current assets	$314	$96

As of September 30, 2020, other prepaids and receivables largely included payments made to vendors for work that has not yet been completed and for payments made as a result of listing requirements for public companies.
Note 3 - Property and Equipment
As of September 30, 2020 and December 31, 2019, the net carrying value of property and equipment was approximately $1.3 million and $0.8 million, respectively, and included $0.7 million and $0, respectively, in construction-in-process for equipment being built and software being developed but not yet placed into service.
Depreciation expense for the three months ended September 30, 2020 and 2019 was $0.1 million and $0.1 million, respectively. Depreciation expense for the nine months ended September 30, 2020 and 2019 was $0.2 million and $0.1 million, respectively.
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

MD Anderson has the right to terminate the agreement upon advance notice in the event of a default by the Company. The agreement will expire upon the expiration of the licensed intellectual property. The rights obtained by the Company pursuant to the agreement are made subject to the rights of the U.S. government to the extent that the technology covered by the licensed intellectual property was developed under a funding agreement between MD Anderson and the U.S. government. To the extent that is the case, the Company's license agreement with, and the intellectual property rights it has licensed from MD Anderson, are subject to such a funding agreement and any superior rights that the U.S. government may have with respect to the licensed intellectual property. Therefore, there is a risk that the intellectual property rights the Company has licensed from MD Anderson may be non-exclusive or void if a funding agreement related to the licensed technology between MD Anderson and the U.S. government does exist and depending on the terms of such an agreement. Notwithstanding the foregoing, the Company does not believe our RAP technology received any federal funding. All out-of-pocket expenses incurred by MD Anderson in filing, prosecuting and maintaining the licensed patents have been and shall continue to be assumed by the Company. For the nine months ended September 30, 2020 and 2019, the Company paid approximately $0.1 million and $0.1 million, respectively, for expenses related to this agreement.
As the inventor of the intellectual property licensed from MD Anderson, Dr. Capelli, the Company's Vice Chairman, Chief Science Officer and Co-Founder, is entitled to 50% of the license income (which is determined after MD Anderson recoups any costs associated therewith) that the Company is required to pay to MD Anderson pursuant to the Company's license agreement with MD Anderson. For the nine months ended September 30, 2020, Dr. Capelli was paid $37.5 thousand from MD Anderson. In addition, Dr. Capelli is entitled to 50% of the proceeds (after the recoupment of any costs associated therewith) from the sale by MD Anderson of 175,000 shares issued to MD Anderson in connection with the license agreement.
Purchase Commitments

On November 20, 2019, the Company entered into a cooperative development addendum ("Addendum") to its engineering and development services master agreement with Emphysys, Inc. ("Emphysys”). The Addendum states that Emphysys will provide the Company with engineering and design service labor related to shockwave technology for use in dermatology and aesthetics fields for a 36 month period ending July 1, 2022.

During the term of the Addendum, the Company agreed to certain minimum annual expenditures. If the Company fails to spend such minimum annual amounts or if the Company terminates the Addendum without cause, the Company will be required to pay Emphysys an early termination fee of no more than $0.4 million. In the event that all or substantially all of the stock or assets of either party are sold then, at the request of the other party, the Addendum may be terminated (without the requirement to pay a termination fee) and the obligation of Emphysys to provide future services to the Company shall terminate. Pursuant to the Addendum, with certain exceptions, Emphysys covenanted that it will not perform or agree to perform services with any company other than Soliton in the area of arc-discharge driven acoustical shockwave generation for medical dermatological or aesthetic dermatological indications during the term of the Addendum or any extension thereof, and for a period of six months after the termination of the Addendum.

As of September 30, 2020, the Company had purchase obligations of $2.9 million to Emphysys. This commitment is for services used in the ordinary course of business and does not represent excess commitments or loss contracts. The remaining minimum purchase obligations are $1.3 million and $1.6 million, respectively, for the 12 month periods ending June 30, 2021 and June 30, 2022. If we fail to spend such minimum annual amounts or if the Company terminates the Addendum without cause, the Company will be required to pay Emphysys an early termination fee of no more than $0.4 million.

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
Lease Commitments
The Company leases space for its corporate office, which provides for an original 63 month term beginning on February 1, 2016, with initial rent payments of $7.9 thousand per month that escalate annually to a maximum of $8.9 thousand per month through the expiration of the agreement. On September 15, 2020, the Company entered into a 12 month extension of its corporate office lease. Total rent expense under this office space lease arrangement for each of the three and nine months ended September 30, 2020 and 2019 was $24.2 thousand and $23.6 thousand, respectively, and $0.1 million and $0.1 million, respectively.
Future minimum lease payments as of September 30, 2020 were less than $0.2 million through the lease term ending April 30, 2022.
Letters of Credit
The Company has an irrevocable letter of credit which supports its obligations to pay or perform according to the requirements of an underlying agreement with a certain vendor. Such letter of credit has an initial term of one year, renews automatically for an additional year and can only be modified or canceled with the approval of the beneficiary. As of September 30, 2020, the letter of credit was not used.
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
Employment Agreements

The Company has agreements with certain employees to provide certain benefits in the event of termination where the base salary and certain other benefits would amount to $2.9 million using the rate of compensation in effect at November 2, 2020.
Note 6 - Stockholders’ Equity (Deficit)
Adoption of 2018 Stock Plan
In June 2018, the Company’s Board of Directors (the "Board") and stockholders adopted the 2018 Stock Plan. The 2018 Stock Plan is designed to enable the Company to offer employees, officers, directors and consultants, as defined, an opportunity to acquire a proprietary interest in the Company. The types of awards that may be granted under the 2018 Stock Plan include stock options, stock appreciation rights, restricted stock, and other stock-based awards subject to limitations under applicable law. All awards are subject to approval by the Company’s Board. The 2018 Stock Plan reserves shares of common stock for issuance in accordance with the 2018 Stock Plan’s terms. Total number of shares reserved and available for issuance under the plan is 4,150,000 shares. As of September 30, 2020, 755,450 shares remained available for grant under the 2018 Stock Plan.

Restricted Stock
Restricted stock activity for the nine months ended September 30, 2020 is summarized as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding, December 31, 2019	158,336	$11.54
Vested	(37,494)	11.54
Outstanding, September 30, 2020	120,842	$11.54
On May 8, 2019, the Company granted and issued 200,000 shares of restricted common stock to three consultants in connection with the provision of services pursuant to agreements entered into in April 2019. The consultants were each accredited investors. 25,000 shares vested within four months of the approval date of the agreement. The remaining 175,000 shares vest over 42 months, beginning on September 19, 2019. As of September 30, 2020, 79,158 shares have vested life-to-date and 120,842 remain unvested.
During the three months ended September 30, 2020 and 2019, the Company recorded $0.1 million and $0.2 million, respectively, in stock-based compensation for the restricted shares previously issued. During the nine months ended September 30, 2020 and 2019, the Company recorded $0.4 million and $0.8 million, respectively, in stock-based compensation for the restricted shares previously issued.
As of September 30, 2020, there was $1.3 million of unrecognized compensation expense related to restricted shares.

Stock Options
The following table summarizes stock option activities for the nine months ended September 30, 2020:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (in Years)	Aggregate Intrinsic Value (in thousands)

Outstanding, December 31, 2019	2,883,550	$2.70	8.62	$23,862
Granted	526,000	11.08	—	—
Outstanding, September 30, 2020	3,409,550	$4.00	8.11	$12,424

Exercisable, September 30, 2020	1,612,250	$2.41	7.84	$8,434
During the nine months ended September 30, 2020, the Company granted certain individuals options to purchase 526,000 shares of common stock with an average exercise price of $11.08 per share, with contractual terms ranging from one to ten years, and vesting periods ranging from 8.33% monthly over one year to 25.00% per year over four years. The options have an aggregate grant date fair value of $4.2 million that was calculated using the Black-Scholes option pricing model. Variables used in the Black-Scholes option pricing model include: (1) discount rates ranging from 0.1% to 1.6% based on the daily yield curve rates for U.S. Treasury obligations, (2) expected lives ranging from 5.50 years to 6.25 years based on the simplified method (vesting plus contractual term divided by two), (3) expected volatility ranging from 83.1% to 88.3% based on the historical volatility of comparable companies' stock, (4) no expected dividends and (5) fair value of the Company's stock ranging from $6.44 to $13.50 per share.
All options issued and outstanding are being amortized over their respective vesting periods. During the three months ended September 30, 2020 and 2019, the Company recorded option expense of $0.6 million and $0.5 million, respectively. During the nine months ended September 30, 2020 and 2019, the Company recorded option expense of $1.8 million and $1.1 million, respectively. The unrecognized compensation expense for options at September 30, 2020 was $5.8 million.

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
PIPE Offerings
On June 16, 2019, the Company entered into a private offering with certain institutional and accredited investors for the sale by the Company of 675,000 units (each a “June Unit”) at $14.00 per June Unit for total gross proceeds of $9.5 million. Each June Unit consisted of (i) one share of the Company’s common stock, and (ii) a warrant to purchase 0.7 shares (a total of 472,500) of common stock (each a “June Warrant”) (collectively, "June PIPE"). The June Warrants included in the June Units are exercisable at a price of $16.00 per share commencing on the date of issuance and will expire on August 23, 2024. On July 1, 2019, the Company filed a Registration Statement on Form S-1 to register for resale the common stock underlying the June Units sold with the Company's June 2019 private offering. Net proceeds from the closing of the sale of the June Units on June 19, 2019 were $8.6 million after deducting the placement agent fees and offering expenses.
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
On October 10, 2019, the Company entered into a private offering with certain institutional and accredited investors for the sale by the Company of 485,250 units (each an “October Unit”) at $12.88 per October Unit for total gross proceeds of $6.3 million. Each October Unit consisted of (i) one share of the Company’s common stock and (ii) a warrant to purchase 1.1 shares (a total of 533,775) of common stock (each an “October Warrant”) (collectively, "October PIPE"). The October Warrants included in the October Units are exercisable at a price of $12.88 per share commencing on the date of issuance and will expire on October 10, 2024. On November 8, 2019, the Company filed a Registration Statement on Form S-1 to register for resale the common stock underlying the October Units sold with the Company's October 2019 private offering. Net proceeds from the closing of the sale of the October Units on October 11, 2019 were $5.7 million after deducting the placement agent fees and offering expenses.
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
The fair value amount of the warrants from the two PIPE transactions were included in additional paid-in-capital as deal costs.

The following table summarizes warrant activity for the nine months ended September 30, 2020:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)

Outstanding, December 31, 2019	1,374,608	$10.97	4.43	$14
Granted	—	—	—	—
Exercised	(40,891)	1.75	—	247
Forfeited (cashless exercise)	(9,109)	1.75	—	—
Outstanding, September 30, 2020	1,324,608	$11.32	3.70	$—

Exercisable, September 30, 2020	1,324,608	$11.32	3.70	$—

Note 7 - Subsequent Events

On October 22, 2020, the Board appointed Niquette Hunt as an independent member of the Company’s Board, effective on such date. Ms. Hunt was also appointed to serve on the Board’s audit committee and compensation committee. Ms. Hunt will participate in the Company’s standard compensation program for non-employee directors, including annual cash compensation of $38,000, annual compensation of $9,000 and $6,000 for serving as a member of the audit committee and compensation committee, respectively, and an initial award of a 10 year option to purchase 30,000 shares of the Company's common stock, under the Company's 2018 Stock Plan, with 4 year annual vesting and an exercise price equal to the closing price of the Company's common stock on the date of the appointment.

On October 23, 2020, the Board appointed Michael K. Kaminer, M.D., as an independent member of the Company’s Board, effective on such date. Dr. Kaminer was also appointed to serve on the Board’s nominating and governance committee. Dr. Kaminer will participate in the Company’s standard compensation program for non-employee directors, including annual cash compensation of $38,000, annual compensation of $5,000 for serving as a member of the nominating and governance committee and an initial award of a 10 year option to purchase 30,000 shares of the Company's common stock, under the Company's 2018 Stock Plan, with 4 year annual vesting and an exercise price equal to the closing price of the Company's common stock on the date of the appointment.

On October 30, 2020, the Company entered into an employment agreement with Brad Hauser to serve as the Company's President and Chief Executive Officer effective November 2, 2020. Mr. Hauser was granted a restricted stock unit award for 200,000 shares of the Company's common stock, under the Company's 2018 Stock Plan, with 4 year annual vesting at a price equal to the closing price of the Company's common stock on the date of the appointment. Mr. Hauser was also granted a 10 year option to purchase 350,000 shares of the Company's common stock, under the Company's 2018 Stock Plan, with a 4 year annual vesting and an exercise price equal to the closing price of the Company's common stock on the date of the appointment.

On October 30, 2020, Dr. Chris Capelli transitioned to the position of Chief Science Officer and the Board appointed Mr. Capelli as Vice Chairman of the Board. In connection with Dr. Capelli's transition, the Company entered into an amendment to Dr. Capelli's amended and restated employment agreement.

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
•our ability to obtain clearance from the FDA to market our technology for the improvement in the appearance of cellulite;
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
•general economic uncertainty that adversely affects spending on cosmetic procedures;
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
Overview

We are a medical technology company focused on developing and commercializing products utilizing our proprietary designed acoustic shockwave technology platform referred to as RAP. We are a pre-revenue stage company with our first product preparing for launch for the removal of tattoos and the reduction of cellulite, if approved. We received clearance for our initial device from the U.S. Food and Drug Administration ("FDA") on May 24, 2019 allowing our device to be used as an accessory to the 1064 nm Q-Switched laser for black ink tattoo removal in Fitzpatrick Skin Type I-III patients.

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

Our ongoing research and development activities are primarily focused on finalizing the commercial device and cartridge design for tattoo removal and cellulite reduction, obtaining FDA clearance for our system for the treatment of cellulite, and then developing our system and treatment head for additional indications. In addition to these development activities, we are exploring additional uses of RAP technology for the dermatology, plastic surgery, and aesthetic markets, as well as new methods for improving the safety and efficacy of laser-based devices. We concluded a pivotal study for the reduction of cellulite and submitted this data to the FDA for consideration in a 510(k) premarket clearance filing on June 30, 2020 that cleared the FDA's acceptance review on July 15, 2020 and moved to a substantive review. We have also completed a proof-of-concept clinical trial for the treatment of fibrotic scars.

Our business model anticipates generating revenue from the sale of our RAP console to dermatologists, plastic surgeons, and other physician offices, as well as medi-spas under the supervision of a doctor. Our model contemplates recurring revenues generated by the sale of disposable cartridges that are utilized with each patient visit and treatment. We believe additional revenues will result from maintenance services to our customers. Our system comprises a console with a hand piece and our consumable treatment cartridges, which are designed to allow a physician to perform a single tattoo removal treatment per office visit or one side of the body per cellulite reduction treatment. We expect this to translate into approximately one treatment cartridge per patient, per visit for tattoo and two cartridges per patient, per visit for cellulite, if approved.

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
Recent Developments

Effective October 30, 2020, the Board of Directors of Soliton, Inc. (the “Company”) appointed Brad Hauser as President and Chief Executive Officer, effective on November 2, 2020. On October 30, 2020, Dr. Chris Capelli transitioned to the position of Chief Science Officer and the Board of Directors (the "Board") appointed him as Vice Chairman of the Board.

On October 23, 2020, the Board appointed Mr. Michael Kaminer, M.D., co-founder of SkinCare Physicians, as an independent member of our Board.

On October 22, 2020, the Board appointed Ms. Niquette Hunt, President and CEO of Candesant Biomedical, as an independent member of our Board.

On July 15, 2020, we announced that our 510(k) application for premarket clearance filed with the FDA for our second generation RAP device for cellulite reduction has cleared the agency's administrative acceptance review. The device is already indicated as an accessory to the 1064 nm Q-Switched laser for black ink tattoo removal in Fitzpatrick Skin Type I-III patients and this latest new application is for the temporary improvement of the appearance of cellulite. The application is now in substantive review. The FDA has responded to our application with a request for additional information on certain questions related to our technology and clinical data. Our team is preparing responses to their questions and will submit these responses in the next four to six weeks. We expect the FDA to respond within approximately thirty days of receipt of our formal response with either additional questions or a final decision. We believe we could potentially receive a clearance as soon as the fourth quarter of 2020 but have aligned our internal plans around the first quarter of 2021. These timelines may be impacted by COVID-related delays in FDA submission review.

On September 9, 2020, we entered into a distribution and sales agreement with Aesthetic Solutions, Inc. to distribute our RAP device and advanced design cartridges during the initial U.S. commercial launch targeted for the first half of 2021.

On August 13, 2020, we announced we completed the design process for an advanced hand piece and cartridge for our RAP device. The new design for the hand piece and cartridge includes several improved features providing ease of use and a more user-friendly experience. Our engineering and design services partner has now assembled the new hand piece and cartridge and successfully tested its functionality. We intend to file a Special 510(k) with the FDA to gain clearance for these updates to our device.

During the first quarter of 2020, we completed the follow-up visits for the patients enrolled in our cellulite pivotal study across four clinical sites. We treated 67 subjects and included the results for 62 of these subjects in our analysis due to the exclusion of one no-show subject and incomplete follow-ups for another four subjects. Each patient received one treatment targeting dimples and ridges for approximately 20-30 minutes. As a measure of patient satisfaction, 91.9% of the subjects agreed or strongly agreed that their cellulite appeared improved 12 weeks after treatment. The primary endpoint of the study, a mean change in cellulite severity score of 1.0 or better, was exceeded with an actual mean change of 1.16, resulting in a positive outcome. Further, there were no unexpected or serious adverse events and the average pain scores were 2.4 on a 10-point scale.

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

Due to COVID-19, we have experienced significant follow-up visit cancellations in our ongoing 26 week cellulite clinical trial assessment and increased difficulty in executing the initiation of further clinical trials at sites around the country. We now expect to initiate our planned additional fibrotic scar proof-of-concept study in the first half of 2021 and have been unable to complete the 26 week follow up visits for our cellulite clinical trial, as such, we have amended the study protocol to add a 52 week follow-up assessment visit and we are actively executing those assessments. Based on these delays, we expect it to extend the time required to file for additional, longer-term cellulite reduction claims with the FDA and for initial approvals of a hypertrophic scar indication that we may seek in the future.

At September 30, 2020, we had cash, cash equivalents and restricted cash on hand of $34.8 million. We do not expect to experience positive cash flows from operating activities in the near future, if at all. We expect our cash, cash equivalents and restricted cash on hand of $34.8 million as of September 30, 2020 will be sufficient to fund our operations into the third quarter of 2022 but not beyond.
We anticipate incurring operating losses for the next several years as we complete the development of our products, seek requested regulatory clearances to market such products and support the commercial launch of our products. These factors raise uncertainties about our ability to fund operations in future years. If we need to raise additional capital in order to continue to execute our business plan, including obtaining additional regulatory clearance for our products currently under development and commercializing and generating revenues from products under development, there is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to us. A failure to raise sufficient capital could adversely impact our ability to achieve our intended business objectives and meet our financial obligations as they become due and payable into the third quarter of 2022 but not beyond.

Results of Operations for the Three and Nine Months Ended September 30, 2020 Compared to the Three and Nine Months Ended September 30, 2019

Below is a summary of the results of operations (in thousands):

	Three Months Ended September 30,
	2020	2019	Change ($)	% Change
Operating expenses
Research and development	$1,256	$2,430	$(1,174)	(48.31)%
Sales and marketing	474	34	440	1,294.12%
Depreciation and amortization	87	73	14	19.18%
General and administrative	1,852	1,764	88	4.99%
Total operating expenses	$3,669	$4,301	$(632)	(14.69)%

Research and development. Research and development expenses decreased by $1.2 million compared to the same period in 2019, mainly due to decreases in expenses for contract engineering of $0.9 million, clinical trials of $0.5 million and animal research of $0.1 million offset by increases in expenses for salaries and related costs of $0.2 million and stock-based compensation of $0.1 million.
Sales and marketing. Sales and marketing expenses increased by $0.4 million compared to the same period in 2019, largely due to increases in expenses for brand awareness as we prepare to commercialize our products of $0.1 million, social media development of $0.1 million, salaries and related costs of $0.1 million and other expenses totaling $0.1 million.

General and administrative. General and administrative expenses increased by $0.1 million compared to the same period in 2019. This increase was primarily due to increases in expenses for information technology of $0.1 million and several miscellaneous costs of $0.1 million offset by a decrease in expenses for travel and related costs of $0.1 million.

Below is a summary of the results of operations (in thousands):

	Nine Months Ended September 30,
	2020	2019	Change ($)	% Change
Operating expenses
Research and development	$3,762	$3,660	$102	2.79%
Sales and marketing	560	137	423	308.76%
Depreciation and amortization	229	146	83	56.85%
General and administrative	5,531	5,720	(189)	(3.30)%
Total operating expenses	$10,082	$9,663	$419	4.34%

Research and development. Research and development expenses increased by $0.1 million compared to the same period in 2019, mainly due to increases in expenses for salaries and related costs of $0.3 million and stock-based compensation of $0.2 million offset by decreases in expenses for clinical trials of $0.4 million.
Sales and marketing. Sales and marketing expenses increased by $0.4 million compared to the same period in 2019, largely attributed to increases in expenses for brand awareness as we prepare to commercialize our products of $0.1 million, salaries and related costs of $0.1 million, social media development of $0.1 million and other expenses totaling $0.1 million.
General and administrative. General and administrative expenses decreased by $0.2 million compared to the same period in 2019. This decrease was primarily due to decreases in expenses for travel and related costs of $0.2 million, investor relations of $0.2 million, salaries and benefits of $0.1 million and other expenses totaling $0.1 million, offset by an increase in expenses for insurance and other expenses of $0.2 million, information technology of $0.1 million and stock-based compensation of $0.1 million.
Liquidity and Capital Resources
On September 30, 2020, we had $34.6 million of cash and cash equivalents and $0.2 million in restricted cash representing a letter of credit benefiting our contract manufacturer.
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

We estimate our current cash, cash equivalents and restricted cash resources of $34.8 million at September 30, 2020 is sufficient to fund our operations into the third quarter of 2022 but not beyond. We anticipate incurring operating losses for the next several years as we complete the development of our products, seek requested regulatory clearances to market such products and support the commercial launch of our products. These factors raise uncertainties about our ability to fund operations in future years. If we need to raise additional capital in order to continue to execute our business plan, including obtaining additional regulatory clearance for our products currently under development and commercializing and generating revenues from products under development, there is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to us. A failure to raise sufficient capital could adversely impact our ability to achieve our intended business objectives and meet our financial obligations as they become due and payable into the third quarter of 2022 but not beyond.

The COVID-19 global pandemic has resulted in travel restrictions and temporary shut-downs of non-essential businesses in many states in the United States. We are able to remain open but have required our employees to work from home for a portion of the work week. Due to many uncertainties, we are unable to estimate the pandemic’s financial impact or duration at this time.

Summary of Cash Flows
The following table summarizes our cash flows for the nine months ended September 30, 2020 and 2019 respectively (in thousands):

	2020	2019

Net cash used in operating activities	$(8,822)	$(8,253)
Net cash used in investing activities	(474)	(823)
Net cash provided by financing activities	32,046	17,652
Net increase in cash	$22,750	$8,576

Cash Flows for the nine months ended September 30, 2020 and 2019
Operating activities. Net cash used in operating activities was $8.8 million during the nine months ended September 30, 2020 and consisted of a net loss of $10.0 million and a net change in operating assets and liabilities of $1.2 million offset by non-cash items of $2.4 million. The change in operating assets and liabilities included a use of cash for prepaid expenses and other current assets of $0.2 million, inventory of $0.3 million and accounts payable of $0.9 million offset by an increase in accrued liabilities of $0.2 million. The increase in prepaid expenses was largely driven by new insurance policies, reporting software for public companies and prepayments for work that had not yet been performed by contractors by September 30, 2020. The decrease in accounts payable was mainly due to larger payables at December 31, 2019 to a few of our largest vendors. The amounts owed to such vendors were not of the same magnitude at September 30, 2020. The increase in accrued liabilities was driven primarily by a few vendors focused on expanding our brand identity and building our brand website during the period. Non-cash items consisted largely of stock-based compensation of $2.2 million and depreciation and amortization expense of $0.2 million.
Net cash used in operating activities was $8.3 million during the nine months ended September 30, 2019 and consisted of a net loss of $10.5 million and a net change in operating assets and liabilities of $0.4 million offset by non-cash items of $2.6 million. The change in operating assets and liabilities included a use of cash for prepaid expenses and other current assets of $0.2 million and accounts payable of $0.8 million offset by accrued liabilities of $0.4 million and accrued interest - non-related and related party of $0.2 million. The decrease in accounts payable was largely due to payments to several vendors, previously on extended terms, as a result of our IPO closing and returning to consistent terms with vendors. The decrease in accrued liabilities was driven primarily by the settlement of accruals for several large vendors that were paid during the period. The increase in accrued interest-related party was due to the issuance of the related party convertible notes and the calculation of interest thereon. Non-cash items consisted largely of accelerated amortization of debt discount of $0.7 million and stock-based compensation of $1.9 million.
Investing activities. Net cash used in investing activities for the nine months ended September 30, 2020 was $0.5 million compared to $0.8 million for the same period in 2019. The cash used in 2020 was largely attributed to $0.4 million of construction-in-process as our manufacturing partner developed GEN 2.2 devices to be used for testing and then moved into use in clinical trials while the amount used in 2019 was largely due to the development of $0.8 million of lab equipment to be used in the field at clinical trial sites and held by a vendor for future clinical use.
Financing activities. Net cash provided by financing activities during the nine months ended September 30, 2020 was $32.0 million, a result of net proceeds from our June 2020 Offering. For the nine months ended September 30, 2019, we received cash proceeds of $9.7 million from our IPO, net of deal costs and other expenses, and cash proceeds from our June 2019 PIPE Offering of $8.6 million, net of deal costs and other expenses. We also received cash proceeds of $0.3 million from the issuance of non-convertible notes payable to non-related parties. These amounts were offset by a use of cash for the payment of non-convertible notes and accrued interest to both related and non-related parties of $1.0 million.
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

MD Anderson has the right to terminate the agreement upon advance notice in the event of a default by Soliton. The agreement will expire upon the expiration of the licensed intellectual property. The rights obtained by us pursuant to the agreement are made subject to the rights of the U.S. government to the extent that the technology covered by the licensed intellectual property was developed under a funding agreement between MD Anderson and the U.S. government. To the extent that is the case, our license agreement with, and the intellectual property rights we have licensed from MD Anderson, are subject to such a funding agreement and any superior rights that the U.S. government may have with respect to the licensed intellectual property. Therefore, there is a risk that the intellectual property rights we have licensed from MD Anderson may be non-exclusive or void if a funding agreement related to the licensed technology between MD Anderson and the U.S. government does exist and depending on the terms of such an agreement. Notwithstanding the foregoing, we do not believe our RAP technology received any federal funding. All out-of-pocket expenses incurred by MD Anderson in filing, prosecuting and maintaining the licensed patents have been and shall continue to be assumed by us. For the nine months ended September 30, 2020 and 2019, we paid approximately $0.1 million and $0.1 million, respectively, for expenses related to this agreement.
As the inventor of the intellectual property licensed from MD Anderson, Dr. Capelli, our Vice Chairman, Chief Science Officer and Co-Founder, is entitled to 50% of the license income (which is determined after MD Anderson recoups any costs associated therewith) that we are required to pay to MD Anderson pursuant to our license agreement with MD Anderson. For the nine months ended September 30, 2020, Dr. Capelli was paid $37.5 thousand from MD Anderson. In addition, Dr. Capelli is entitled to 50% of the proceeds (after the recoupment of any costs associated therewith) from the sale by MD Anderson of 175,000 shares issued to MD Anderson in connection with the license agreement.
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
Purchase Commitments
As of September 30, 2020, we had purchase obligations of $2.9 million to Emphysys. This commitment is for services used in the ordinary course of business and does not represent excess commitments or loss contracts. The remaining minimum purchase obligations are $1.3 million and $1.6 million, respectively, for the 12 month periods ending June 30, 2021 and

June 30, 2022. If we fail to spend such minimum annual amounts or if the Company terminates the Addendum without cause, the Company will be required to pay Emphysys an early termination fee of no more than $0.4 million.
Lease Commitments
We lease space for our corporate office, which provides for an original 63 month term beginning on February 1, 2016, with initial rent payments of $7.9 thousand per month that escalate annually to a maximum of $8.9 thousand per month through the expiration of the agreement. On September 15, 2020, we entered into a 12 month extension of our corporate office lease. Rent expense for non-cancellable operating leases with scheduled rent increases will be recognized on a straight-line basis over the lease term.
Future minimum lease payments under the operating leases as of September 30, 2020 were less than $0.2 million through the lease term ending April 30, 2022.
Employment Agreements

We have agreements with key employees to provide certain benefits in the event of termination where the base salary and certain other benefits would aggregate $2.9 million using the rate of compensation in effect at November 2, 2020.

Off-balance Sheet Arrangements
As of September 30, 2020, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Policies and Significant Judgments and Estimates

The financial statements in this quarterly report have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements, including the notes thereto. We consider critical accounting policies to be those that require more significant judgments and estimates in the preparation of our financial statements, including the following: research and development expenses, long lived assets, intangible assets valuations, accrued liabilities, income tax valuations, warrants, and stock-based compensation. Management relies on historical experience and other assumptions believed to be reasonable in making its judgments and estimates. Actual results could differ materially from those estimates.

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
Sales and marketing
Sales and marketing expenses consist of marketing, conferences, web development, advisory boards and other miscellaneous expenses. We expect our sales and marketing expense to increase due to the anticipated growth of our business and related infrastructure as well as expanding our sales personnel, selling costs, and other costs which will begin to be incurred upon the commercialization of our products. We recognize expenses to develop advertising materials as they are incurred.

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
Stock-based compensation
Stock-based compensation transactions are recognized as compensation expense in the statements of operations based on their fair values on the date of the grant. The expense for equity awards expected to vest is recognized over the applicable vesting period of the stock award using either the straight-line method or the accelerated method, depending on the vesting structure, and is included in general and administrative, research and development or sales and marketing expenses, depending upon the classification of the grantee. We estimate the fair value of options granted using the Black-Scholes option pricing model. This estimate uses assumptions regarding a number of inputs that require us to make significant estimates and judgments. Because we are a new publicly traded common stock, the expected volatility assumption was based on industry peer information.
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
Under the supervision, and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness, as of September 30, 2020, of our disclosure controls and procedures. Based upon such evaluation and due to both the limited staffing of the Company at its early stage of development and the existence of the material weaknesses in our internal control over financial reporting described below, our CEO and CFO have concluded that, as of September 30, 2020, our disclosure controls and procedures were not effective.
A material weakness is a control deficiency, or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As previously disclosed in our annual Report on Form 10-K for the year ended December 31, 2019, our management concluded that our internal control over financial reporting was, and continues to be ineffective, as of September 30, 2020 due to material weaknesses in our internal controls arising from a lack of segregation of duties, the limitations of our financial accounting system to properly segregate duties, and the absence of internal staff with extensive knowledge of SEC financial and GAAP reporting.
Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to maintain effective segregation of duties on our assessment of our internal control over financial reporting and has concluded that the control deficiency represents a material weakness. In April 2019, an additional experienced staff was hired in the accounting and finance department and in August 2020, an experienced employee was hired in the accounting and finance department to focus on the further development of internal controls. In addition, we are retaining appropriate consultants and upgrading our accounting system in the fourth quarter of 2020. Furthermore, management added additional mitigating controls with regards to cash disbursements; changes were made in our authorization processes to improve segregation of duties; and we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with GAAP. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.
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
Item 1A.    Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section entitled “Risk Factors” in our 2019 Annual Report on Form 10-K and our Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020 filed with the SEC, which are incorporated herein by reference. The risks described in the 2019 Annual Report on Form 10-K and our Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes to our risk factors from those set forth in our 2019 Annual Report on Form 10-K and our Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020, except as follows:
A significant disruption in our information technology and computer systems we rely on could harm us.

We are currently making, and expect to continue to make, substantial investments in our information technology systems and infrastructure, some of which are significant. Upgrades involve replacing existing systems with successor systems, outsourcing critical information technology to third parties, making changes to existing systems, including the migration of applications to the cloud, or cost-effectively acquiring new systems with new functionality. Implementing new systems carries significant potential risks, including failure to operate as designed, potential loss or corruption of data or information, changes in security processes, cost overruns, implementation delays, disruption of operations, and the potential inability to meet business and reporting requirements. We rely on strategic partners and other service providers to help us with certain significant information technology projects and services. Information technology projects or services frequently are long-term in nature and may take longer to complete and cost more than we expect and may not deliver the benefits we project once they are complete. Furthermore, pursuing multiple initiatives simultaneously could make implementation significantly more challenging. We are aware of inherent risks associated with replacing these systems and outsourcing critical information technology functions and there can be no assurance that we will not experience significant issues with our existing systems prior to implementation, that our technology initiatives will be successfully deployed as planned or that they will be timely implemented without significant disruption to our operations. Any system implementation and transition difficulty may result in operational challenges, reputational harm, and increased costs that could materially and adversely affect our business operations and results of operations.

If we are unable to protect our new branding trademarks from infringement, our business prospects may be harmed.

We currently have applied for a registered trademark for the use of our product brand name in association with our commercial products to be offered in the United States. Although we may take steps to monitor the possible infringement or misuse of our brand name or other trademarks once they are obtained, it is possible that third parties may infringe, dilute or otherwise violate our trademark rights. Any unauthorized use of our trademarks could harm our reputation or commercial interests. In addition, our enforcement against third-party infringers or violators may be unduly expensive and time-consuming, and any remedy obtained may constitute insufficient redress relative to the damages we may suffer. Our business may be materially adversely affected in the event we are unable to protect our trademarks.

Our senior management has recently undergone a significant transition and our future success depends on our ability to identify, attract and retain key executives and other qualified personnel in the current environment.

We experienced significant executive transitions in late 2020. On November 2, 2020, we announced the appointment of Brad Hauser to the role of Chief Executive Officer and President. As part of the organizational transition, Soliton Co-Founder and Chief Science Officer Christopher Capelli, M.D., was advanced from the CEO role to Vice Chairman of the Company’s board of directors and continues to lead Soliton’s research and development efforts as Chief Science Officer.

We must also attract, retain and motivate additional highly-qualified employees. We may experience difficulty in managing transitions and assimilating our newly-hired personnel, which may adversely affect our business. The unexpected loss of services of one or more of our officers or directors could have a material adverse effect on our business because of their skills, knowledge of our market and financial products, years of industry experience and the difficulty of finding qualified replacement personnel. We recognize that the medical device industry is competitive and replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully manage, develop and grow in our industry. If we fail to identify and develop or recruit successors, we are at risk of being harmed by the departures of key employees.

The ongoing coronavirus (COVID-19) pandemic may negatively impact the timing of our planned commercial launch and therefore our business, financial condition, results of operations and growth.

The global spread of the COVID-19 pandemic and measures introduced by local, state and federal governments to contain the virus and mitigate its public health effects have created significant impact to the global economy. The duration and severity of this pandemic is unknown and the extent of the business disruption and financial impact depend on factors beyond our knowledge and control. Shelter-in-place, quarantine, executive orders or related measures to combat the spread of COVID-19, as well as the perceived need by individuals to continue such practices to avoid infection, among other factors, have negatively impacted and are expected to continue to negatively impact our clinical trials. Additionally, these factors may impact the timing of our planned commercial launch should we determine that the aesthetics marketplace has not demonstrated enough recovery for the successful introduction of new technology. Governmental authorities in certain of our markets have begun re-opening and lifting or relaxing shelter-in-place and quarantine measures only to revert such restrictions in the face of increases in new COVID-19 cases. The United States has seen an unprecedented unemployment rate since the start of the pandemic. As a result, we may face a challenging environment for patients to elect cosmetic procedures.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits
INDEX TO EXHIBITS

Exhibit Number	Description
10.1* +	Distribution and Sales Agreement by and between Soliton, Inc. and Aesthetic Solutions, Inc., effective September 9, 2020.
10.2*	2018 Stock Plan of Soliton, Inc., as amended, and forms of award agreements thereunder.
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1*(1)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*(1)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
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
SOLITON, INC.

SIGNATURE	TITLE	DATE

/s/ Bradley Hauser	Chief Executive Officer, President and Director (principal executive officer)	November 12, 2020
Bradley Hauser

/s/ Lori Bisson	Chief Financial Officer and Executive Vice-President (principal financial and accounting officer)	November 12, 2020
Lori Bisson