Form 10-K
period 2020-12-31
Soliton, Inc.
filed 2021-03-04
CIK 1548187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C., 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
OR

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________ to ___________________
Commission File Number: 001-38815
SOLITON, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	36-4729076
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)
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
None
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No   ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No   ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (check one)

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☒
						Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.
7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No   ☒
As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $85,911,296 based on the closing sale price of the common stock as reported on the The Nasdaq Stock Market on June 30, 2020.
The number of shares of the registrant’s common stock outstanding as of February 12, 2021 was 21,199,943.

References in this Form 10-K to “we," “us," ”its," “our” or the “Company” are to Soliton, Inc. (“Soliton”), as appropriate to the context.
Cautionary Statement About Forward-Looking Statements
We make forward-looking statements under “Risk Factors," “Business," “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this Form 10-K. In some cases, you can identify these statements by forward-looking words such as “may," “might," “should," “would," “could," “expect," “plan,” “anticipate," “intend," “believe," “estimate," “predict," “potential” or “continue” and the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to known and unknown risks, uncertainties and assumptions about us, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, levels of activity, performance or achievements to differ materially from the results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks and uncertainties described under “Risk Factors.”
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

Forward-looking statements include, but are not limited to, statements about:
•our ability to obtain additional funding to commercialize our Rapid Acoustic Pulse (“RAP”) for tattoo removal and cellulite treatment, develop the RAP device for other indications and develop our dermatological technologies;
•the need to obtain regulatory approval, and the timing of such approval, for our Generation 2.2 RAP device before initial launch, and the potential to obtain an additional approval when we modify the Generation 2.2 RAP device to become our Generation 2.3 device before our national roll-out;
•the success of our future clinical trials;
•compliance with obligations under our intellectual property license with The University of Texas MD Anderson Cancer Center (“MD Anderson”);
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
•the impact of the novel strain of coronavirus, SARS-CoV-2, on our operations, launch plans and commercial success;

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

PART I
Item 1.    Business

Overview

We are a medical device company with a novel and proprietary platform technology licensed from MD Anderson. Our Rapid Acoustic Pulse (“RAP”) device uses rapid pulses of designed acoustic shockwaves to disrupt cellular structures in the dermal and subdermal tissue. The uniqueness of our designed shockwave allows us to target the differential in stiffness between cellular structures and generate a shearing effect that we believe represents a platform technology potentially useful in tattoo removal, cellulite treatment, fibrotic scar treatment and other indications. We believe the high repetition rate, rapid rise and fall of the wave, and significant peak pressure delivered in a non-focused manner make our shockwave significantly different from other available shockwave technologies. Importantly, our technology allows the disruption of targeted structures within the skin with only minimal discomfort and without additional treatment-related downtime for tattoo removal or any downtime for cellulite treatment.

We received clearance for our RAP device for tattoo removal from the U.S. Food and Drug Administration ("FDA") in May 2019 allowing our device to be used as an accessory to a 1064 nm Q-switched laser for tattoo removal on patients with skin tones on the Fitzpatrick scale between I and III. When used in conjunction with existing lasers for tattoo removal, our technology allows a doctor to treat a patient multiple times in a single office visit and significantly reduces the number of office visits required to remove a tattoo, allowing a dramatic acceleration of the tattoo removal process. In January 2021, we received additional clearance from the FDA for temporary improvement in the appearance of cellulite. Used on a stand-alone basis, our technology generates, on average, an approximate 30% reduction in the cellulite severity score ("CSS") for subjects in a single treatment without breaking the skin. RAP cellulite treatments do not involve significant pain, do not require anesthesia and do not result in any significant treatment-related side effects or patient downtime.

We plan to launch our RAP device for tattoo removal and cellulite reduction in the first half of 2021 initiating shipments into approximately 25 select cosmetic dermatology and plastic surgery offices. We expect to generate revenue from both the initial sale of the device and from the recurring sales of disposable cartridges that are required by the device to deliver the various therapies. We refer to this as our "razor and blade" recurring revenue model. Cartridges are designed to be specific to the intended indication (for example, tattoo cartridges are different from cellulite cartridges) and each treatment session requires one or more cartridges. We expect that one tattoo cartridge will facilitate up to four standard laser treatment passes in a single office visit for the average-sized tattoo (about the size of a deck of playing cards). Therefore, a patient with an average-sized tattoo that requires three office visits will require the use of three cartridges. One cellulite cartridge will treat one leg and buttocks area in a single session for an average patient. As such, cellulite patients will require two cartridges for their initial treatment of both legs and buttocks. We anticipate that patients may benefit from a second maintenance treatment using a single cartridge across the full treatment area, but have not yet demonstrated this in clinical trials.

We also have ongoing clinical programs in several indications, which, if successful, will allow us to expand commercialization of our products into additional markets. As a stand-alone device, we believe RAP has the potential to reduce the effects of fibrosis and stimulate beneficial fibroblast behavior. This capability enables the targeting of fibrotic (keloid and hypertrophic) scars, as well as smoothing and tightening skin. Importantly, we are planning to initiate additional proof-of-concept clinical trials of our RAP device in the treatment of keloid and hypertrophic scars as well as the improvement of skin laxity in 2021. We also intend to pursue regulatory approval in international markets and we are currently developing a regulatory strategy for these additional markets. We recently announced results from a study in mice demonstrating the ability of RAP to significantly reduce liver fibrosis, further validating the scientific basis for RAP’s mechanism of action and potentially widening the range of indications for which RAP may be suitable.

Our Technology

Our RAP device is composed of three parts: a console, a hand piece and a disposable cartridge. The console houses a pulse power system used to provide high voltage power to a pair of electrodes housed within the cartridge. The cartridge is automatically loaded in and out of the hand piece for easy replacement and forms the basis for our planned “razor and blade” recurring revenue model. The proprietary nature of our technology is supported by nine patent families and over 100 patents issued or pending.

Our RAP device uses electrohydraulics to generate designed acoustic shockwaves at a rate of up to 100 per second to effectively target differences in stiffness at the cellular level. The first two indications we are targeting with our RAP technology are tattoo removal and cellulite reduction. Both of these indications have been cleared by the FDA.

•In tattoo removal, our RAP device is used in conjunction with a laser and disperses both tattoo ink particles and the superficial and dermal vacuoles that are formed when a laser interacts with the ink particles during the use of the laser. Removing these vacuoles allows for subsequent laser treatment passes in the same treatment session, thereby rapidly accelerating the tattoo removal process.

•In cellulite, our RAP device is used as a stand-alone device that disrupts the stiff ("sclerotic") septa structures that run through the subcutaneous fat layer causing the dimples and ridges associated with cellulite. Importantly, it does this without breaking the skin. We call this “acoustic subcision” and the disruption of these structures allows cellulite dimples and ridges to be released and the appearance of the cellulite to be improved. Until now, such disruption of sclerotic septa could only be achieved using surgical procedures that require penetrating the skin and involve significant pain and treatment-related downtime.

Our RAP device is also in clinical development for treating certain fibrotic conditions. We have completed a proof-of-concept study for the treatment of keloid and hypertophic scars and early data suggests that our technology may be able to impact the overactive fibroblasts that generate these scars. This supports our belief that our technology can potentially have an impact on a much broader set of fibrotic conditions. Scientific publications suggest that fibroblasts become overactive when they are located in a stiffened environment and that disrupting the stiff environment may lead to fibroblast apoptosis, ultimately resulting in a resolution of the fibrosis. On this basis, we believe that our technology could have efficacy in a number of fibrotic diseases, including within the extracellular matrix, such as radiation induced fibrosis and capsular contracture, and in other systems of the body such as peripheral artery disease and even liver fibrosis. To date, we have initiated a proof-of-concept study for the treatment of keloid and hypertophic scars and we have completed some pre-clinical animal work in liver fibrosis. Further, we have entered into a collaborative agreement with the United States Navy to further study the impact of the RAP device on the treatment of keloid and hypertrophic scars. We plan to initiate this study in the first half of 2021.

Our Clinical Pipeline

Set forth below in Figure 1 is a table presenting the current status of our clinical pipeline:

Figure 1

Our Market Opportunity

Cellulite Reduction

There are 91 million women in the U.S. between the ages of 20 and 65 - 80-90% of whom suffer from cellulite. Approximately 46% of these women are in an income bracket to afford treatment and have the willingness to seek treatment within a year. These statistics result in a U.S. target market of 38 million women. Based on third-party market research, the global market for cellulite treatment was estimated to be approximately $2.4 billion in 2018 and is expected to grow to approximately $4 billion by 2025.

This is a significant addressable market, but we believe currently available effective treatment options are limited. A 2015 review of a variety of studies into the effectiveness of different non-surgical techniques for treating cellulite indicated that either the procedures did not work or the research methodology was flawed. Most of these non-surgical techniques offer only a temporary reduction in the appearance of cellulite. The American Academy of Dermatology ("AAD") reviewed a number of surgical techniques that may be successful in reducing the appearance of cellulite by cutting the bands of connective tissue under the skin's surface. However, these techniques are often painful and expensive. Our technology has demonstrated the ability to sever the septae, much like these surgical procedures, without breaking the skin. Our technology is currently cleared by the FDA for short-term improvement in the appearance of cellulite. We intend to use data from a 52-week follow-up with patients in our pivotal study to support a 510(k) filing with the FDA seeking clearance of our device for long-term improvement in the appearance of cellulite. There is no assurance that we will receive such clearance.

Tattoo Removal

Approximately one-third of all adults in the United States have a tattoo. In 2015, we commissioned our own survey of individuals with one or more tattoos in an effort to better understand their interest in, motivations for and concerns about tattoo removal. This survey was designed to be representative of the U.S. population with 95% confidence (+/- 3%) and indicated that 63% of individuals with tattoos were interested in some form of removal. At these rates, an estimated 44 million Americans are interested in tattoo removal. In fact, based upon third-party market research, the global tattoo removal market is estimated to be approximately $4 billion by 2023.

The current standard of care for tattoo removal is to use a Q-switched (pulsed) laser to ablate the tattoo ink particles into pieces small enough for the body’s natural processes to remove them. Unfortunately, this current method is highly inefficient, requiring, on average, 10 or more office visits to achieve acceptable results with 6-8 weeks of healing time required between office visits. Our clinical trial has demonstrated that using our RAP device in conjunction with a Q-switched laser has the potential to achieve removal of an average-sized tattoo in just 2 to 3 office visits by allowing for multiple laser passes in a single office visit (the "Soliton Method"). We believe this Soliton Method can not only dramatically accelerate tattoo removal, but also has the potential to lower removal cost for patients, while increasing profitability to practitioners, and to reduce the potential for unwanted scarring and ghosting (a lingering silhouette image of the tattoo).

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

The American Osteopathic College of Dermatology estimates that keloids affect around 10% of people, whereas hypertrophic scars are more common. Keloid scars are more prevalent among populations with darker skin pigmentation. Hypertrophic scars affect men and women from any racial group equally, although people between 10 and 30 years old are more likely to be affected. Based on third-party market research, the global market for hypertrophic and keloid scar treatment was estimated to be approximately $4.8 billion in 2017 and is expected to grow at a CAGR of 9.9% through 2025.

Planned Commercialization

We intend to begin selling our RAP device to a select group of cosmetic dermatologists and plastic surgeons in the United States in the first half of 2021 for both tattoo removal and cellulite treatment.

We plan to work with these practices throughout 2021 building advocacy and strong adoption that we believe will allow us to propel our national rollout in 2022. We have hired a Vice President of Sales, who will begin identifying the first hires for our U.S. sales team in 2021. Additionally, we have developed a robust training and marketing support strategy for the initial practices and will be actively supporting these doctors throughout the initial launch. We are diligently working with our sole manufacturer, Sanmina Corporation, to execute the build of the Generation 2.2 devices that will be used in our initial commercial market launch. We will submit a special 510(k) to the FDA outlining the changes made in our Generation 2.2 device, which must be cleared prior to our launch. We expect to file this document in March 2021 and expect the review of this filing to be within the 30 day FDA stated timeline for review. However, COVID-19 related workload within the FDA could extend this timeline.

Competitive Advantage

•Large addressable markets with significant growth potential.
•Platform technology that is non-invasive and that clinicians will be able to use across multiple indications.
•“Razor and blade” revenue model with a true consumable.
•Targeted aesthetic indications are cash-pay.
•In clinical trials, treatment across indications has shown no significant or adverse events and only minimal discomfort for patients.
Our Growth Strategy

Our goal is to provide safe, effective, and science-based solutions to the marketplace that truly improve our patients’ lives. We believe the following strategies will enable us to achieve this goal and help us to succeed and grow.

•Focus on launching aesthetic indications that are treated in dermatology and plastic surgery offices and are cash-pay.
•Execute on our clinical plan to expand our indications and support the clinical proposition in further medical indications.
•Recognize the importance of building awareness of our product offerings in both the physician and patient communities and plan our marketing strategies and spending accordingly.
•Build our specialized sales force and practice development managers as we grow to support the success of each device placed in service.
The RAP Device

Description of Technology

The RAP device uses electrohydraulics to generate the designed acoustic shockwaves at a rate of up to 100 per second to effectively disrupt fibrous septa or disperse ink particles and superficial and dermal vacuoles. The RAP device for commercial launch is composed of three parts: a console, a hand piece and a disposable cartridge. The console houses a pulse power system used to provide high voltage power to a pair of electrodes housed within the cartridge. Additionally, the console contains a fluid management system that circulates saline through the cartridge. The cartridge is automatically loaded into and ejected from the hand piece for easy replacement and forms the basis for our planned “razor and blade” recurring revenue model.

Figure 2
NOTE: the images above are artist renderings of the actual device.
Our RAP device generates high-energy designed acoustic shockwaves when electricity is applied to the electrodes immersed in the circulating saline contained in the cartridge enclosure. An electrical arc with a very short duration of 100 to 200 nanoseconds is formed within the saline between the electrodes. When this arc is formed, a small amount of water is vaporized between the electrodes creating a nearly instantaneous expansion and collapse of a plasma bubble. This creates a shockwave that propagates outward through the saline, most of which is reflected off a curved surface surrounding the electrodes designed to form a shockwave front that passes through the cartridge’s acoustically transparent window. This window is placed against the patient’s skin above the area to be treated allowing the high pressure acoustic energy to target depths from 1 to 10 mm, which corresponds with the typical depth of tattoo pigment or fibrotic septa, respectively. These shockwaves are generated at a rate of up to 100 times per second.
The high repetition rate of Soliton shockwaves is a key component of our patent-pending technology. Specifically, a single shockwave from our RAP device is delivering .25 to 12 MPa (Megapascals) of acoustic pressure. Although this is a significant level of pressure, a single shockwave will pass through a typical skin cell with relatively little disruption. This is because the general elasticity of the cell is capable of deforming slightly to absorb that single impact and then returning to its original shape. The rate at which the cell returns to its normal shape is referred to as its “relaxation rate,” and this rate is well understood in the field of biomechanics. By increasing the repetition rate of Soliton shockwaves above approximately 25 times per second, we begin to exceed the relaxation rate of skin cells, which triggers their natural “viscoelastic” property and causes them to stiffen. In that stiffened state, the cells are quite vulnerable and shear waves created by the interaction of subsequent shockwaves are now enough to rupture the cell membranes and disperse the particles or disrupt fibrotic tissue. Producing shockwaves at a repetition rate above the skin's relaxation rate forms a key element of our intellectual property.

Below is a graphical representation (Figure 3) of hydrophone measurements and compares the Soliton wave form with a competing shockwave technology that is cleared by the FDA as a massage device. Many dermatologists have this particular device in their practice and use it in conjunction with CoolSculpting to massage the treatment area post-treatment. The difference in height of the two waves represents the difference in acoustic pressure or the strength of the pulse delivered.

Figure 3
The shockwaves generated by our RAP device are designed and proprietary, comprised of high acoustic energy delivered with a very short rise time (less than 5 nanoseconds). Very high electrical energy (approximately 3000 volts at 2500 amps, or 7.5 megawatts) is discharged in the treatment head with nanosecond precision to minimize unwanted acoustic frequencies (which helps minimize pain and collateral tissue damage and extend electrode life). A proprietary custom-shaped reflector designed through finite element computer simulation technology directs the bulk of the acoustic energy to the patient’s skin in uniform waves that are nearly planar (perpendicular) to the surface of the skin but slightly diverging in order to deliver maximum acoustic pressure to the depth of a typical tattoo or fibrotic septa, but then rapidly dissipate beyond that distance. The pressure mapping diagram in Figure 4 for our tattoo removal cartridge provides an example of how our reflector design controls energy density at varying treatment depths. The brighter yellow colors indicate maximum pressure at tattoo ink depth (top layer) and the darker red colors indicate lower pressures deeper in the skin (lower levels). Our cellulite cartridge mapping would indicate peak pressure occurring deeper into the skin where the septa are located.
Figure 4
While our RAP device designed acoustic shockwaves are measured in the ultrasound spectrum, they should not be confused with typical therapeutic ultrasound that is focused and creates significant heat through cavitation (bubble formation) within the skin. In contrast, Soliton-designed acoustic shockwaves are deliberately unfocused and produce little to no heat within the skin. The specific frequency and rise time of Soliton shockwaves allow them to pass harmlessly through normal skin cells, but when encountering a significant differential in stiffness like that of tattoo ink particles as compared with the cellular macrophage structures surrounding them, our shockwaves create shear waves that break apart macrophage structures containing the particles and dissipate the dermal vacuoles that typically result from laser treatment.
Figure 5
Given the high level of energy (up to 7.5 megawatts) involved with each electrical discharge and the high repetition rate (up to 100 times per second), the tungsten electrodes in the treatment head have a limited life, hence the need for a replaceable cartridge. The cartridge (Figure 5) is capable of delivering as many as 120,000 shockwaves before replacement, which we believe is enough to treat one side of the body for cellulite or an average sized tattoo throughout one office visit. This length of service life is only possible through the use of a proprietary drive mechanism for feeding electrode material into the electrical arc without changing the focal point established by the cartridge’s reflector, as well as proprietary circuitry and software control mechanisms that remove the unwanted acoustic and arc discharge elements that would otherwise be present in uncontrolled electrohydraulic shockwaves. These proprietary design features also contribute significantly to patient comfort and the avoidance of unintended collateral tissue damage.

In total, our patent portfolio was comprised of nine patent families relating to the technologies that make our RAP device and certain variations possible, as well as various applications of our RAP device, with still more potential patent applications underway. As of December 31, 2020, our patent portfolio was comprised of two granted and 11 pending U.S. patent applications, 29 granted and 69 pending foreign counterpart patent applications, and one pending PCT patent application, each of which we either own directly or of which we are the exclusive licensee.

Approved Indications

Improvement of Cellulite

Cellulite is a condition that primarily affects women, usually occurring in the buttock and thigh area, where the skin has a dimpled or lumpy appearance. Between 80 and 90 percent of women will probably experience cellulite sometime in their lives. There is a very large global market for cellulite treatment. In the U.S. alone, women spend roughly one billion dollars a year on cellulite therapy, with approximately 80-90% of U.S. women reporting concerns about cellulite. Based on third-party market research, the global market for cellulite treatment was estimated to be approximately $2.4 billion in 2018 and is expected to grow to approximately $4 billion by 2025. There are numerous treatments available, but the effect is mostly temporary. A 2015 review of a variety of studies into the effectiveness of different techniques indicated that either the procedures did not work, or the research methodology was flawed. The AAD reviewed a number of surgical techniques that may be successful in reducing the appearance of cellulite by breaking up the bands of connective tissue under the skin's surface. As a non-invasive technique, if a version of our device is capable of reducing the appearance of cellulite with results that approach those of the surgical techniques, we believe this could become an important new indication for our technology.
Cellulite is characterized by relief alterations (lumpiness) of the skin surface, which give the skin an orange peel, cottage cheese, or mattress-like appearance. A key factor leading to the appearance of cellulite is believed to be sclerotic septa connecting the dermis to the fascia below the subcutaneous fat layer and inadequate collagen in the dermis leading to a weak dermal extracellular matrix ("ECM"). Excess subcutaneous fat can then protrude into pockets formed between the sclerotic septa within the weakened ECM resulting in a mottled or lumpy appearance to the skin. This same weakening of the ECM can also be associated with skin laxity whereby the skin appears loose, wrinkled and crepey.
We believe it may be possible to improve the appearance of cellulite and skin laxity by both severing sclerotic septa and strengthening the ECM. Existing methods for treating cellulite include physically cutting septa through invasive methods, however, we believe it may be possible to do this non-invasively with high-energy acoustic pulses. In addition, existing independent research suggests that weakened ECM can be strengthened by inducing the fibroblasts in the skin to produce more collagen. One approach to inducing collagen production is to apply an external force to pre-stress fibroblasts by applying external pulsed acoustic shockwaves at high repetition rates. Given the viscoelastic nature of fibroblasts, we believe external acoustic waves applied at repetition rates faster than the relaxation rate of the fibroblasts will cause the cells to stiffen and become “pre-stressed.” In this pre-stressed state, fibroblasts become more susceptible to external forces and if the external forces are great enough, we believe the fibroblast will then produce collagen.
Our RAP device produces designed acoustic shockwaves at pulse rates between 50 and 100 Hz. We believe our device at this high pulse rate may be capable of “pre-stressing” fibroblasts so that they are sensitized to the external forces from the acoustic shockwaves. As an initial proof-of-concept we have demonstrated in a pig model that a version of our device is capable of consistently forming new collagen within the ECM of the dermis. As seen in Figure 6, the histological image on the right demonstrates the stimulation of new collagen growth in pig skin after a single 2-minute application of our device (i.e., increase in blue staining) in comparison to the histological image on the left from non-treated skin.
Figure 6

Mechanical Disruption

We consider cellulite, at its core, to be a fibrotic disorder. In normal skin structure, septa run through a layer of subcutaneous fat connecting the dermis to the muscle layer of the body. In certain situations, these fibrous septa become sclerotic and inflexible. As a result, when subcutaneous fat pushes up, the sclerotic fibrous septa pull the skin down causing the appearance of cellulite with deep dimples. Surgically severing the fibrotic septa is currently the only viable permanent means to remove these dimples.

As discussed previously with regard to tattoo removal, the specific frequency and rise time of Soliton shockwaves allow them to pass harmlessly through normal skin cells but when encountering a significant differential in structural stiffness, they create shear waves. In the case of cellulite treatment, this enables our technology to differentiate between fibrotic septa and the surrounding fat cells, which appears to result in the disruption and breaking apart of these septa.

Pre-clinical animal studies have provided us with biopsy results that demonstrate the ability of the RAP device to deliver increased disruption of the fibrotic septa with increased treatment time, implying a dose response to the therapy. Shown in Figure 7 below are multiple biopsy slides, with the image on the left being an untreated septa and the three images to the right demonstrating one, two and three minute treatments with the RAP device.

Figure 7
Human Cellulite Proof of Concept Trial - 1 (HCPOCT-1)
We began our first human clinical trial for the cellulite indication during 2018. The Soliton proof-of-concept trial involved a study of five patients with moderate to severe cellulite, each treated on both of their thighs, with a higher-powered version of Soliton’s FDA-cleared RAP device intended to assist in tattoo removal. Three blinded reviewers, who are trained in the use of the CSS and the Global Aesthetic Improvement Scale ("GAIS") scoring systems, scored the before and after photos.

Patient follow-up visits were conducted at 12 and 26 weeks. At 12 weeks, the range of improvement in the CSS was 20 to 47% from the single non-invasive treatment, with the average improvement being 29%. At 26 weeks, patients were reassessed. The GAIS 5-point scale was used to evaluate changes between the 12-week and 26-week time points and patients improved, on average, a full point on this scale. At the 26-week time point, the CSS continued to improve with an average improvement compared to baseline of 31%. The average improvement for all patients was 1.24 and 1.31 on the 0 to 5-point CSS scale, for the 3-month and 6-month time points, respectively.

Importantly, the treatments required no anesthesia, caused no bruising, swelling or infection, and were evaluated by the trial participants as a “0” on a pain scale of 0-10 in 97% of the treatments. None of the study participants experienced any post-treatment downtime.

Figure 8 below shows one of the patients treated in the study with the image on the left taken prior to treatment, the image on the middle taken at 12 weeks post the single RAP treatment, and the image on the right taken at 26 weeks post the single RAP treatment.

Figure 8

Human Cellulite Pivotal Trial - 1 (HCPT-1)
We began our pivotal clinical trial for the reduction of cellulite in the second half of 2019. The study had four clinical sites located in Phoenix, Boston, Washington, D.C. and Chicago. There were a total of 67 patients treated across the four clinical sites. The protocol called for patients between 18 and 50 years old with a Body Mass Index of less than 30. The patients were treated in a single 20-30 minute session with therapy focused on dimples and ridges in the treatment area. The apparent dimples and ridges were located on the treatment area, marked for the physician and then treated for approximately one minute per marked location in the treatment area.
A single follow-up visit at 12 weeks post-treatment was conducted for each patient with photographs taken using a camera designed to capture measurements of changes in the skin. Before and after photos for each patient were provided to three independent reviewers, who were trained in the use of the CSS and GAIS scoring systems, to score the photos before and after treatment.
In HCPT-1, our RAP technology demonstrated an average 1.01-point reduction in the CSS meeting the primary endpoint for the study. Additionally, strong patient satisfaction was demonstrated with 92.9% of subjects agreeing or strongly agreeing their cellulite appeared improved. Blinded physicians correctly identified the before and after treatment photos 96.4% of the time. These results were generated by a single, non-invasive treatment that required no anesthesia, caused no unexpected or serious adverse events, and was easily tolerated by the trial subjects, with an average pain score of 2.4 out of 10.

Selected subject results are provided in figures 9-11.

Figure 9

Figure 10

Figure 11
Patient follow-up visits for a majority of the subjects were also conducted at the 52-week point. Photos for the patients were taken in the same manner as the 12-week assessment. These photos will be compiled and provided to three independent reviewers who will assess improvement on both the CSS and GAIS scales. We intend to submit these results to the FDA in a 510(k) requesting clearance for long-term improvement in the appearance of cellulite during 2021. There is no assurance that we will receive such clearance.

Tattoo Removal

The RAP device is being commercialized to be used in conjunction with the 1064 nm Q-switched laser to enable effective multiple pass laser treatments in a single office session to accelerate removal of tattoos on the arms, legs and torso in Fitzpatrick Skin Type I-III individuals. Our animal testing suggests that the RAP device is as effective on other tattoo ink colors using alternate wavelength lasers and analytical modeling supports the expectation that RAP should also work well with Pico-switched lasers. Use of the device on other colors and with a Pico-switched laser would be considered an off-label use until further FDA clearance is achieved. The RAP device uses repeated, rapidly rising acoustic waves to both disrupt pigment laden cells and provide dermal clearing of both superficial and dermal vacuoles generated during the laser process. The clearing of these vacuoles allows for multiple laser treatments within one office visit and animal testing data suggests that remaining agglomerations of ink particles will be dispersed providing greater access for subsequent laser passes.

Understanding Tattoos

Tattooing involves the placement of pigment into the skin's dermis, the layer of dermal tissue underlying the epidermis. Ink particles are typically injected by being placed on the tips of needles that puncture the skin with the ink particles being left behind as the needles are withdrawn. While the keratinaceous cycle will eventually remove pigment particles from the epidermis, the dermis pigment particles are consumed by and remain trapped within macrophages, ultimately concentrating in a layer just below the dermis/epidermis boundary as the macrophage becomes pigment laden and immobile.
As macrophages collect individual ink particles, many are carried away by the circulatory and lymphatic systems and it has been estimated that more than half of the injected ink particles are carried away within the first several months after a tattoo is applied. However, many macrophages overconsume ink particles to the point where they can no longer be absorbed into the circulatory and lymphatic systems. These “pigment laden macrophages” thereby form the relatively permanent tattoo that remains.
Current Standard of Care for Tattoo Removal
Today, "laser tattoo removal" usually refers to the non-invasive removal of tattoo pigments using (primarily or most commonly) Q-switched lasers with some increasing use of the picosecond lasers.

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
"Complete” (defined as 75% or greater fading of tattoo ink) laser tattoo removal usually involves numerous treatment sessions typically spaced at least six to eight weeks apart. Treating more quickly than six weeks increases the risk of adverse effects and does not necessarily increase the rate of tattoo fading. At each session, some, but not all, of the tattoo pigment particles are fragmented, and the body removes the smallest fragments over the course of several weeks. The result is that the tattoo is lightened over time. As tattoos fade, clinicians may recommend that patients wait many months between treatments to facilitate fragmented ink particle absorption and minimize unwanted side effects.
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
Many studies accepted by the FDA deem 75% or greater removal to be a "successful removal," while others simply do not define what a successful removal is, using the word “complete” without clarification. Many successful removals do not remove all traces of the original tattoo, but instead reduce the visible tattoo to the point where it is difficult to see with the naked eye. Generally speaking, we consider a removal procedure to be "complete" when 75% or more of the visible ink is gone and the patient and the physician are satisfied that whatever residual ink particles remain are likely to be absorbed by the body through natural immune, healing, and skin remodeling processes.

How the RAP Device Makes Laser Tattoo Removal More Effective
Our marketing research has shown that, for most patients interested in tattoo removal, the poor efficacy of the standard of care presents too much of a barrier for them to move forward with tattoo removal. Our laboratory research into the problem of tattoo removal has led us to the conclusion that laser shielding is a major cause of this poor efficacy. This laser shielding can be broken down into two subtypes: Particle Shielding and Vacuole Shielding, as depicted below in Figure 12.

Figure 12
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
Much of our research utilized tattooed pig skin, because pig skin is considered the most like human skin when it comes to dermatology treatments. Biopsies from pigs with mature tattoos allow us to see the effect the RAP device has on pigment particle agglomerations. A microscopic histological comparison in Figure 13 shows an untreated tattoo on the left with intact tightly formed (macrophage) agglomerations of tattoo ink and a similar tattoo on the right treated with the RAP device. The result of the RAP device treatment is a noticeable destruction of the macrophages and dispersal of the pigment particles. We have effectively created more targets for the laser to hit.
Figure 13
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
However, if you apply the RAP device immediately following a laser treatment , histology reveals that these deep dermal vacuoles are dispersed, allowing lasers to again have line of sight access to pigment particles.
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
Currently Americans spend $3.4 billion per year on tattoos, and as social acceptance of body art steadily increases, spending on tattoos will likely continue to grow. Estimates of the size of the tattoo removal market vary widely. One independent source estimates that, globally, the market for tattoo removal is expected to grow at the rate of about 15.6% from 2017 to 2023 and that the global market for tattoo removal is expected to reach several billion in revenue by 2023.

Laser tattoo removal is an elective, private-pay procedure performed on an outpatient basis. The procedure is primarily performed at laser centers and dermatology clinics with laser centers performing 60.9% of the procedures in 2016. Because the cost of tattoo removal is many times the cost of tattoo application, the procedure only attracts those who can pay. Laser tattoo removal practitioners charge a premium for their time. Each treatment is generally priced from $100 to $500, and most patients require 10 or more treatments, depending on the size and complexity of the tattoo, to achieve comprehensive removal. Because tattoo removal is a painful, time-consuming and expensive process, patients need to be very motivated for removal.
We commissioned our own survey of individuals with one or more tattoos in an effort to better understand their interest in, motivations for and concerns about tattoo removal. This survey was designed to be representative of the U.S. population with 95% confidence (+/- 3%) and indicated that 63% of individuals with tattoos were interested in some form of removal. Importantly, a majority of these individuals didn’t regret having tattoos, they simply wanted to make a change. From this observation we conclude that the total available market in the U.S. alone could be calculated as 63% of the estimated 70 million U.S. adults with one or more tattoos (29% of the 2016 U.S. population), or 44 million potential customers.
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
Clinical Trial Results
Our RAP device has received institutional review board ("IRB") approval as a non-significant risk device. Subsequent to receiving this status, we have conducted several human clinical trials to study the use of the RAP device to accelerate tattoo fading.
Human Correlation Trial - 1 (HCT-1)
An initial human clinical trial was conducted to demonstrate the dispersion of tattoo pigment. One site was treated and then immediately biopsied and the other was treated with a biopsy taken 24 hours post-treatment. All biopsies in all patients demonstrated pigment dispersion from macrophages.
In the second part of the HCT-1 study, six patients were selected for a single treatment session to demonstrate tattoo fading. For each patient, a single black tattoo was selected and divided into three adjacent areas. Two of the areas were treated (i.e. test areas) and the third area remained untreated as a control for comparison to the test areas. One test area was treated with a single laser treatment ("Laser Only"). The other test area was treated with multiple laser passes, with each laser pass followed by a treatment with the RAP device ("Laser+RAP"). After each laser pass, the laser was adjusted to increase the laser fluence. The Laser+RAP treated test area demonstrated accelerated tattoo fading at 24 hours post-treatment when compared to the non-treated tattoo test site and to tattoos treated with Laser Only.
Human Correlation Trial - 2 (HCT-2)
The RAP device was evaluated in a single-center (Skin Care Physicians, Chestnut Hill, MA), prospective study (HCT-2) as an accessory to the 1064 nm Q-switched laser.
A total of 32 black tattoos, from 22 participants, were divided into three zones. Two zones in each tattoo, separated by a control zone, were treated with the Laser+RAP method or the Laser Only method. The treatment sites were assessed for the number of laser passes and adverse events immediately following the treatment as well as at six weeks and 12 weeks following the treatment session. The treatment sites were also assessed for the degree of fading at 12-weeks post-treatment using blinded review. The observed mean number of laser passes in the Laser+RAP treated participants was 4.16.
Assessment by blinded reviewers at 12 weeks indicated that there was accelerated fading for Laser+RAP in comparison to Laser Only. Specifically, 72% of the tattoos treated with the Laser+RAP had a good, excellent or complete response (>25% fading) compared to 40% of the tattoos treated with Laser Only. Furthermore, 41% of the tattoos treated with the Laser+RAP had an excellent or complete response (≥50% fading) compared to 12% of the tattoos treated with Laser Only. Finally, 19% of the tattoos treated with the Laser+RAP had a complete response (>75% fading) compared to 3% of the tattoos treated with Laser Only.
Representative cross-polarized images of one participant’s tattoo, before treatment and 12 weeks after treatment, are shown in Figure 14. In these images, the tattoo zone marked with "A" was treated with Laser Only and the tattoo zone marked with "B" was treated with Laser+RAP. As can be seen with these images, after 12 weeks, the tattoo zone treated with Laser+RAP demonstrated a significant degree of fading in comparison with the tattoo zone treated with Laser Only.

Figure 14

Human Correlation Trial - 3 (HCT-3)
HCT-3 built upon HCT-2 by bringing back 10 HCT-2 subjects (12 tattoos) for two additional, separate treatment sessions. The first session performed as part of the HCT-2 multi-pass laser treatment study was followed by a second session 20 weeks after the first session. The third and final session (where needed) was performed 28-weeks after the first session (eight weeks after the second session). As described for the HCT-2 study above, each test site was treated with either Laser+RAP or Laser Only. The test sites were assessed for degree of fading at 40 weeks following the first session (12 weeks following the third session).
The Laser+RAP in HCT-3 again outperformed Laser Only, with subjects showing an average of 80% fading after only two visits vs. 44% for Laser Only. After three treatments using the Soliton Method, 100% of the treated tattoos had a "complete" (76-100% faded) response; in comparison, only 16% of the tattoos treated with the Laser Only had a "complete" response.
Research and Development

In developing the planned clinical activity to fully capitalize on our technology and to expand on our pipeline, we are focused on three key areas which we believe have the potential to deliver optimal value. The first area of focus, and highest priority, is enhancing the commercial adoption of the RAP device by investing in clinical activities to improve the efficacy, shorten treatment time, and ensure safety of our RAP device for the cellulite and tattoo removal indications. Secondly, we plan to further investigate adjacent aesthetic indications that will enable us to leverage the sales infrastructure built for our initial indications and provide incremental treatment capabilities and value to our aesthetic customers. Lastly, we intend to explore indications with large therapeutic markets through early research in areas where the RAP device may provide an improvement to the current standard of care. While this third area will reach outside aesthetics, we will focus on significant market opportunities where the early research investment has a meaningful upside potential.
While we are initially targeting the tattoo removal and cellulite markets, our technology also shows promise in a number of other indications. We have conducted animal studies and some proof-of-concept human trials in some of these other indications as discussed below. The results observed in our cellulite and proof-of-concept keloid studies underlie our belief that our technology may impact a much broader set of fibrotic conditions.
Future Potential Indications

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

Human Fibrotic Scar Proof of Concept Trial - 1 (HFPOCT-1)

In mid-2019 we began a proof-of-concept study for the treatment of fibrotic scars. We treated 10 people, each of whom received just a single 6-minute treatment with our RAP device. Before treatment, we photographed each scar with a 3D imaging device that allows for precise measurement of both the volume and height of the raised scar. Six weeks after that single treatment we took another set of 3D images, which then allowed for an objective comparison of before and after data. We conducted the same assessment at 12 weeks post-treatment.

The six-week and 12-week results (for nine scars as one patient was not able to come in for this six-week time point) were analyzed using quantitative data captured with the 3D imaging system. At 12 weeks, there was an average reduction in volume of over 29%, and a reduction in height of almost 17% for the nine patients. Figure 15 below provides a graph depicting the average change in scar volume at six and 12 weeks.

Figure 15

Importantly, there were no unexpected treatment-related adverse events and patients reported little pain from the treatment, so with the primary endpoint of this study being to establish safety and tolerability of RAP for this indication, we believe we have met that endpoint.

In January 2021, we entered into a collaboration with the United States Navy to conduct a multi-treatment proof-of-concept clinical study to evaluate the safety and efficacy of multiple treatments with the RAP device for the improvement in the appearance of fibrotic scars. The study will be a U.S.-based, single-center, prospective trial, examining a maximum of 25 patients.

Reduction of Skin Laxity
We also believe our mechanism of action may play a role in reducing skin laxity, adding yet another important potential new indication for our technology. In addition to the physician assessment that was done for cellulite improvement during our pivotal cellulite study described above (HCPT-1), we also measured and assessed improvement in skin laxity for 44 patients. The study found meaningful improvement on the validated Hexsel skin laxity scale with an average 28.5% improvement.

One of our animal studies demonstrated the apparent potential of our treatments to strengthen the ECM in pig skin. Increased levels of new collagen are seen after treatment with the RAP device in animal biopsies. We believe that our shockwave impacts the fibroblast mechanistically triggering the production of collagen. Independent research has suggested neocollegenesis may lead to improvement in skin laxity.

The Company plans to further investigate this indication and initiate a skin laxity trial by the end of this year.

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
The most common causes of liver fibrosis in the U.S. are:

•chronic alcohol abuse;
•viral hepatitis C or B;
•nonalcoholic fatty liver disease ("NAFLD"); and
•nonalcoholic steatohepatitis ("NASH"), a subtype of NAFLD.
NASH is a form of liver disease that develops in patients who are not alcoholic or consume little alcohol. NASH is one of the common liver diseases, often called silent liver disease. About 20% of people with NASH will go on to develop scarring (fibrosis) of the liver, which is known as cirrhosis when it becomes severe enough to affect the liver’s function. Independent research indicates that the global NASH was $1.1 billion in 2017 and is projected to reach $21.5 billion by 2025, growing at a CAGR of 58.4% from 2021 to 2025.

We believe the mechanism of action that has driven a response to our technology in fibrotic scars may have a similar effect on fibrosis seen in liver fibrosis.

To date, we have completed validated laboratory and histological assessments in a mouse model. The study demonstrated that RAP therapy reduced the effects of induced liver fibrosis 7-days following completion of carbon tetrachloride ("CCL4") induction by 42%. In addition, post-treatment histology slides stained with picrosirius red (PSR) showed a lower percentage of fibrosis from a single 2-minute RAP treatment compared to the control group. Figure 16 below demonstrates the level of hydroxyproline induced by the CCL4 and the reduction driven by the RAP treatment.

Figure 16

Patents and Proprietary Technology
To establish and protect our proprietary technologies and products, we rely on a combination of patent, copyright, trademark, and trade-secret laws, as well as confidentiality provisions in our contracts. We have implemented a patent strategy designed to protect our technology and facilitate commercialization of our current and future products. In total, we have nine patent families pending relating to the technologies that make our RAP device and certain variations possible, as well as various applications of our technology, with still more potential patent applications underway. As of December 31, 2020, our patent portfolio was comprised of two granted and 11 pending U.S. patent applications, 29 granted and 69 pending foreign counterpart patent applications, and one pending PCT patent application, each of which we either own directly or of which we are the exclusive licensee. Our intellectual property portfolio for our core RAP technology was built through the combination of licensing patents from third parties and the issuance or filing of new patent applications by us as the result of our ongoing development activities. Our pending patents were exclusively licensed from MD Anderson and generally relate to early variations of our core technology relating to our acoustic shockwave platform. In general, patents have a term of 20 years from the application filing date or earliest claimed priority date.
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
We have registered “Soliton” as a trademark in the United States, “soliton.com” is a URL registered in the name of Soliton, Inc. and our logo and product designs are protected by copyright. Additionally, we have also applied to register the “Soliton” trademark in 11 other foreign countries. These trademark applications have been allowed in the United States and registered in thirteen other countries. We have also registered our planned brand name as a trademark in the United States and intend to register this internationally as well.

MD Anderson License Agreement
On April 5, 2012, we entered into a Patent and Technology License Agreement with MD Anderson. Pursuant to the agreement, we obtained a royalty-bearing, worldwide, exclusive license to intellectual property including patent rights related to the patents and technology we use. Under the agreement, we agreed to pay a nonrefundable license documentation fee in the high-five digits 30 days after the effective date of the agreement. Additionally, we agreed to pay a nonrefundable annual maintenance fee starting on the third anniversary of the effective date of the agreement, which escalates each anniversary and is currently in the high-five digits. Additionally, we agreed to a running royalty percentage of net sales in the mid-single digits. We also agreed to make certain milestone payments in the low to mid-six digits and sublicensing payments, including a $0.25 million milestone payment made in June 2019 after we received FDA clearance for our RAP device for tattoo removal. The specific patents initially subject to the agreement expire between 2031 and 2032.
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
Manufacturing
We currently partner with outsourced engineering and manufacturing companies for the development and commercialization of the RAP device. Our manufacturing partner, Sanmina, is one of the world’s largest medical device manufacturers. We have worked with Sanmina on the development of the device and will partner with their engineering team and other outside contractors as we make changes to the device to ensure ease of manufacturing before our commercial launch. Once we have launched the device, our intent is that Sanmina will continue to function as our contract manufacturer.
Employees
As of December 31, 2020, we had 14 employees, including 13 full-time employees and 1 part-time employee, and accordingly, a high percentage of the work performed for our development projects is outsourced to qualified independent contractors. None of our employees are unionized.
Competitors
The aesthetic medical device industry is subject to intense competition. Many of these competitors have significantly greater financial and human resources than we do and have established reputations as well as worldwide distribution channels that are more effective than ours. Additional competitors may enter the market, and we are likely to compete with new companies in the future. We expect to encounter potential customers that, due to existing relationships with our competitors, are committed to or prefer the products offered by these competitors. We expect that competitive pressures may result in price reductions, reduced margins and loss of market share. There can be no assurance that competitors, many of which have made substantial investments in competing technologies, will not prevent, limit or interfere with our ability to make, use or sell our products either in the United States or in international markets.
The cellulite removal market is highly competitive and has numerous device companies in the space. The technologies currently being used vary significantly in approach, efficacy and invasiveness to the patient.
A significant number of additional radiofrequency based technologies are available in the marketplace today. In general, these therapies require multiple treatments to achieve efficacy and results are temporary.
Endo Pharmaceuticals is launching Qwo® in the first half of 2021. Qwo is a prescription injectible treatment for moderate to severe cellulite dimples in the buttocks. The drug is a collegenase formula that is used to dissolve collagen structures, such as septa. Identified side effects include injection site bruising, pain, areas of hardness, itching, redness, discoloration, swelling and warmth in the treatment area.

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

Our tattoo removal product will compete against stand-alone laser treatments offered by Cynosure, Cutera, Lumenis, and Candela, as well as several smaller aesthetic-based companies. We intend to compete primarily on the basis of improved time to remove, reduced pain, reduced chance of scarring and reduced trips to the doctor. In addition, competition among providers of devices for the aesthetic market is characterized by extensive research efforts and rapid technological progress. To compete effectively, we must demonstrate that our products are attractive alternatives to other laser-only methods for tattoo removal. Additionally, there are many companies, both public and private, that are developing devices that use both laser-based and alternative technologies for the conditions treated by our products that may prove to be more effective, safer or less costly than our products.
A company called OnLight (acquired by Merz Pharma) introduced a transparent patch infused with a clear chemical called perfluorodecalin (PFD). The DESCRIBE® PFD Patch is a single-use, optical clearing device accessory for use in laser-assisted tattoo removal procedures and is now marketed by Merz Aesthetics. Side effects, including pain, erythema and edema were reported during laser tattoo removal. The DESCRIBE® PFD Patch is available only through licensed physicians. They claim to speed the time to clearance of a tattoo by absorbing laser-induced whitening and allowing for immediate re-treatment.
As of December 31, 2020, the FDA has not approved or cleared any do-it-yourself tattoo removal ointments or creams.
Regulation of Our Business
Our product candidate and operations are subject to extensive and rigorous regulation by the FDA, under the Federal Food, Drug, and Cosmetic Act (“FDCA”), and it’s implementing regulations, guidance documentation, and standards. Our RAP device is regulated by the FDA as a medical device. The FDA regulates the design, development, research, testing, manufacturing, safety, labeling, storage, record keeping, promotion, distribution, sale and advertising of medical devices in the United States to ensure that medical products distributed domestically are safe and effective for their intended uses. The FDA also regulates the export of medical devices manufactured in the United States to international markets. Any violations of these laws and regulations could result in a material adverse effect on our business, financial condition and results of operations. In addition, if there is a change in law, regulation or judicial interpretation, we may be required to change our business practices, which could have a material adverse effect on our business, financial condition and results of operations.
Unless an exemption applies, before we can commercially distribute medical devices in the United States, we must obtain, depending on the type of device, either prior premarket clearance or premarket approval ("PMA") from the FDA. The FDA classifies medical devices into one of three classes:
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
Our current product, the RAP device, is a class II device and requires submission of premarket notifications.

510(k) Clearance Pathway
When a 510(k) clearance is required, we must submit a premarket notification demonstrating that our proposed device is substantially equivalent to a previously cleared 510(k) device or a device that was in commercial distribution before May 28, 1976 for which the FDA had not yet called for the submission of PMAs. By regulation, the FDA is required to clear or deny a 510(k) premarket notification within 90 days of submission of the application. As a practical matter, clearance may take longer. The FDA may require further information, including clinical data, to make a determination regarding substantial equivalence.
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

PMA Pathway
A PMA must be submitted to the FDA if the device cannot be cleared through the 510(k) process. A PMA must be supported by extensive data, including but not limited to, technical, pre-clinical, clinical trials, manufacturing and labeling to demonstrate to the FDA's satisfaction the safety and effectiveness of the device for its intended use. During the review period, the FDA will typically request additional information or clarification of the information already provided. Also, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. The FDA may or may not accept the panel's recommendation. In addition, the FDA will generally conduct a pre-approval inspection of the manufacturing facility or facilities to ensure compliance with the Quality System Regulations ("QSRs").
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
de novo Classification
Medical device types that the FDA has not previously classified as Class I, II or III are automatically classified into Class III regardless of the level of risk they pose. The Food and Drug Administration Modernization Act of 1997 established a new route to market for low to moderate risk medical devices that are automatically placed into Class III due to the absence of a predicate device, called the “Request for Evaluation of Automatic Class III Designation,” or the de novo classification procedure. This procedure allows a manufacturer whose novel device is automatically classified into Class III to request down-classification of its medical device into Class I or Class II on the basis that the device presents low or moderate risk, rather than requiring the submission and approval of a PMA application. Prior to the enactment of the Food and Drug Administration Safety and Innovation Act of 2012 (the "FDASIA"), a medical device could only be eligible for de novo classification if the manufacturer first submitted a 510(k) premarket notification and received a determination from the FDA that the device was not substantially equivalent. The FDASIA streamlined the de novo classification pathway by permitting manufacturers to request de novo classification directly without first submitting a 510(k) premarket notification to the FDA and receiving a not substantially equivalent determination. Under the FDASIA, the FDA is required to classify the device within 120 days following receipt of the de novo application. If the manufacturer seeks reclassification into Class II, the manufacturer must include a draft proposal for special controls that are necessary to provide a reasonable assurance of the safety and effectiveness of the medical device. In addition, the FDA may reject the reclassification petition if it identifies a legally marketed predicate device that would be appropriate for a 510(k) or determines that the device is not low to moderate risk or that general controls would be inadequate to control the risks and special controls cannot be developed.
Clinical Trials
Clinical trials are generally required to support a PMA application and are sometimes required for 510(k) or de novo clearance. Such trials generally require an investigational device exemption ("IDE") application approved in advance by the FDA for a specified number of patients and study sites, unless the product is deemed a nonsignificant risk device eligible for more abbreviated IDE requirements. Clinical trials are subject to extensive monitoring, recordkeeping and reporting requirements. Clinical trials must be conducted under the oversight of an IRB for the relevant clinical trial sites and must comply with FDA regulations, including but not limited to those relating to good clinical practices. To conduct a clinical trial, we also are required to obtain the patients' informed consent in form and substance that complies with both FDA requirements and state and federal privacy and human subject protection regulations. We, the FDA or the IRB could suspend a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the anticipated benefits. Even if a trial is completed, the results of clinical testing may not adequately demonstrate the safety and efficacy of the device or may otherwise not be sufficient to obtain FDA approval to market the product in the U.S. Similarly, in Europe, the clinical study must be approved by a local ethics committee and in some cases, including studies with high-risk devices, by the ministry of health in the applicable country.
Pervasive and Continuing Regulation
After a device is placed on the market, numerous regulatory requirements apply. These include:
•product listing and establishment registration, which helps facilitate FDA inspections and other regulatory action;
•QSR, which requires manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process;
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
•refusing or delaying our requests for premarket clearance or PMA of new products or modified products;
•operating restrictions;
•withdrawing premarket clearances or PMA approvals that have already been granted;
•refusal to grant export approval for our products; or
•criminal prosecution.
Available Information
Our Internet address is www.soliton.com. On this website, we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the U.S. Securities and Exchange Commission (“SEC”): our Annual Reports on Form 10-K; our Quarterly Reports on Form 10-Q; our Current Reports on Form 8-K; our proxy statements related to our annual stockholders’ meetings; and any amendments to those reports or statements. All such filings are available on our Web site free of charge. The charters of our audit, nominating and governance and compensation committees and our Code of Business Conduct and Ethics Policy are also available on our Web site and in print to any stockholder who requests them. The content on our Web site is not incorporated by reference into this Form 10-K.
Item 1A.    Risk Factors.

Summary of Risk Factors

Below is a summary of the principal factors that make an investment in our Company speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below, after this summary, and should be carefully considered, together with other information in this Annual Report on Form 10-K and our other filings with the SEC before making an investment decision in our securities.

Risk Factors Relating To Our Business And The Industry In Which We Operate:

•we will require substantial additional funding, which may not be available to us on acceptable terms, or at all, and, if not so available, may require us to delay, limit, reduce or cease our operations;
•RAP utilizes potentially dangerous energy levels and we could face liability for claims related to the RAP device that would be costly and would damage our reputation;
•we cannot assure you that we will generate revenue or become profitable in the future;
•the use of lasers to remove tattoos has inherent dangers and our device will be used in conjunction with lasers for tattoo removal;
•because we have not yet launched the RAP device, we have been using our available capital resources for development of the commercial units and have not yet generated any revenues; therefore, we may not be able to continue as a going concern;
•the results of our clinical trials may not support our product candidate claims or may result in the discovery of adverse side effects;
•we utilize a single manufacturer, Sanmina Corporation, for the manufacture of the RAP device and expect to continue to do so for commercial devices. Risks associated with the manufacturing of our products could reduce our gross margins and negatively affect our operating results;
•we have limited sales, marketing, and distribution capabilities or arrangements, and will need to substantially build-out these capabilities as we move towards commercialization of our products;
•achieving and maintaining market acceptance of the RAP device for tattoo removal and cellulite could be negatively impacted by many factors, which may prevent us from successfully commercializing the RAP device;

•all of our near-term indications are elective procedures that will be not be reimbursable and to the extent there is a general reduction in discretionary spending that could result in a reduction in the demand for these services;
•we have limited brand awareness and there is no assurance that we will be able to achieve brand awareness;
•the outbreak of the novel strain of coronavirus, SARS-CoV-2, which causes COVID-19, has adversely impacted our business, including our commercial launch plans, pre-clinical studies and clinical trials;
•to date, all of our experience operating the RAP device has been in a clinical or industrial setting and we have had no experience operating in a practitioner's office without supervision by our personnel;
•our success depends on growing physician adoption and use of our systems and adoption by physicians in cosmetic dermatology and plastic surgery;
•our success depends in part upon patient satisfaction with the effectiveness of our tattoo removal and cellulite treatments; and
•security breaches and other disruptions could compromise our information and expose us to liability.

Risk Related To Regulatory Issues

•there is no guarantee that the FDA will grant 510(k) or de novo clearance or PMA approval of our future products and failure to obtain necessary clearances or approvals for our future products would adversely affect our ability to grow our business; and
•the Generation 2.0 device, which has been cleared by the FDA for tattoo removal and cellulite, has been updated for commercial launch and requires a special 510(k) filing prior to limited launch.

Risks Related To Our License Agreement And Intellectual Property

•we have licensed certain intellectual property rights for our technology from MD Anderson, and if our license agreement with MD Anderson is terminated, our business will be materially harmed; and
•if we are unable to protect the intellectual property used in our products, others may be able to copy our innovations which may impair our ability to compete effectively in our markets.

Risks Relating To Our Common Stock

•your ownership may be diluted if additional capital stock is issued to raise capital, to finance acquisitions or in connection with strategic transactions; and
•the concentration of our common stock ownership by a single shareholder will limit your ability to influence corporate matters.

RISK FACTORS RELATING TO OUR BUSINESS AND THE INDUSTRY IN WHICH WE OPERATE
We will require substantial additional funding, which may not be available to us on acceptable terms, or at all, and, if not so available, may require us to delay, limit, reduce or cease our operations.
We have used the proceeds from our IPO and subsequent financings to advance our initially approved RAP device through the FDA clearance process and commercial development in preparation for commercial launch with a Generation 2.2 device and to begin building the infrastructure necessary for a commercial entity. The Generation 2.2 device that we intend to offer in our initial commercial launch will have changes from the Generation 2.0 device we submitted under a special 510(k) to the FDA for review and clearance in 2020. The Generation 2.0 device was used for the cellulite trials and was included in our 510(k) filing for cellulite. The changes made to our Generation 2.2 device from Generation 2.0 will necessitate the filing of an additional special 510(k) before being launched. We cannot be certain that the changes we deem appropriate to make to future RAP devices prior to the launch of any of these devices will not require another 510(k) filing. Commercializing and launching medical device products can be expensive. While we believe our current available cash will be sufficient to complete the commercialization and initial launch of our product, we cannot be certain that we will not encounter significant unplanned expenditures. We will require substantial additional future capital in order to complete commercialization, launch and market the device nationwide, build out a sales force and manufacture the device for national rollout. We will continue to require substantial additional capital to continue commercialization activities.

We have determined there is material uncertainty about our ability to continue as a going concern; as a result, we could have difficulty finding additional financing.
Our financial statements have been prepared assuming that we will continue as a going concern. We have not generated any revenue from our main operations since inception and have accumulated losses. Our ability to continue our operations depends on our ability to complete equity or debt financings or generate profitable operations. Such financings may not be available or may not be available on reasonable terms. Our financial statements do not include any adjustments that could result from the outcome of this uncertainty. If we are unable to raise sufficient capital when needed, our business, financial condition and results of operations will be materially and adversely affected, and we will need to significantly modify our operational plans to continue as a going concern. If we are unable to continue as a going concern, we might have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements. The inclusion of a material uncertainty explanatory paragraph by our auditors, our lack of positive cash flows and our potential inability to continue as a going concern may materially adversely affect our share price and our ability to raise new capital or to enter into critical contractual relations with third parties.
We anticipate needing additional financing over the longer term to execute our business plan and fund operations, which additional financing may not be available on reasonable terms or at all.
As of December 31, 2020, we had total assets of $33.8 million, including cash, cash equivalents and restricted cash of $31.8 million. We have an accumulated deficit as of December 31, 2020, of $70.6 million. Our cash on hand of $29.1 million at February 12, 2021 is expected to fund our operations into the third quarter of 2022 but not beyond. We believe that we will require additional capital to mount a national sales and marketing effort and execute our business plan. We cannot give any assurance that we will be able to obtain all the necessary funding that we may need. We may pursue additional funding through various financing sources, including additional public offerings, the issuance of debt securities, fees associated with licensing some or all of our technology, joint ventures with capital partners and project type financing. There can be no assurance that funds will be available on commercially reasonable terms, if at all. If financing is not available on satisfactory terms, we may be unable to further pursue our business plan and we may be unable to continue operations, in which case you may lose some or all of your investment. Alternatively, we may consider changes in our business plan that might enable us to achieve aspects of our business objectives and lead to some commercial success with a smaller amount of capital, but we cannot assure that changes in our business plan will result in revenues or maintain any value in your investment.
We have a limited operating history and we expect a number of factors to cause our operating results to fluctuate on an annual basis, which may make it difficult to predict our future performance.
We formed our corporation in 2012 without a working RAP prototype. During the first five years of operations, we focused on research and development of a fully-integrated working prototype of the RAP device to remove tattoos. During the past three years, we have focused our efforts on developing a commercial device that would receive FDA clearance to sell and the additional clearance of our product to treat cellulite. We received FDA clearance in May 2019 for tattoo removal and for our 501(k) application for cellulite in January 2021; after such applications our efforts have been focused on refining our commercial device to improve ease of use features necessary for adoption in dermatological and plastic surgery settings. Developing the commercial device for our market launch is expected to be completed in the first half of 2021 in time for our initial launch. Further refinement to the device to develop the Generation 2.3 device, which we plan to roll out nationally in 2022, is anticipated to cost at least an additional $2.5 million and take another year of additional work. Additionally, a high percentage of our expenses will be associated with pre-launch marketing activities as well as fixed costs. We have not yet sold any products, and we may never achieve commercial success with RAP technology. We have limited historical financial data upon which we may base our projected revenue and operating expenses. Our limited operating history makes it difficult for potential investors to evaluate our technology or prospective operations and business prospects. As a pre-commercial stage company, we are subject to all the risks inherent in business development, financing, unexpected expenditures, and complications and delays that often occur in a new business. Investors should evaluate an investment in us in light of the uncertainties encountered by developing companies in a competitive environment. There can be no assurance that our efforts will be successful or that we will ultimately be able to attain profitability.
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
All of our intended indications may not be cleared by the FDA or become commercially viable or accepted for use. We have incurred significant losses since our inception and expect to experience operating losses and negative cash flow for the foreseeable future. We expect to expend significant resources on hiring of personnel, continued scientific and product research and development, product testing and pre-clinical and clinical investigation, intellectual property development and prosecution, marketing and promotion, capital expenditures, working capital, general and administrative expenses, and fees and expenses associated with our capital raising efforts. We expect to incur costs and expenses related to consulting costs, hiring of scientists, engineers, science and other operational personnel, and the continued development of relationships with strategic partners.
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
We are a pre-revenue stage medical device company, and do not expect to generate any revenues until our commercial RAP device (Generation 2.0), cleared by the FDA, has been updated for use in the field as Generation 2.2, had those updates cleared by the FDA, and are sold. Our ability to continue as a going concern is dependent upon our generating cash flow from sales that are sufficient to fund operations or finding adequate financing to support our operations. To date, we have had no revenues and have relied onthe proceeds from our IPO and subsequent equity offerings. Our sales plan may not be successful in achieving a sustainable business and revenues. We have no arrangements in place for all the anticipated required financing to be able to fully implement our business plan through cash flow breakeven. If we are unable to continue as planned currently, we may have to curtail some or all of our business plan and operations. In such case, investors may lose some or all of their investment.
Our clinical experience with the RAP device for tattoos is limited to black tattoos with one type of laser, and future trials may not result in similar outcomes.
To date, our clinical trial data for tattoo removal is limited to the use of the RAP device in conjunction with Q-Switched lasers treating primarily black tattoos. We do not have clinical data indicating the efficacy of the RAP device in conjunction with shorter pulse “Pico-Switched” lasers or in treating tattoo ink colors other than black. Although, based on animal and theoretical models, we believe RAP has the potential to be similarly effective in such instances, we cannot be certain. If it is not as effective in such instances, our ability to successfully commercialize the RAP device could be materially harmed.
Our clinical experience with the RAP device for cellulite is limited to a single treatment session, and future trials may not result in similar outcomes.
To date, our clinical trial data for cellulite is limited to the use of the RAP device in a single treatment session and our business plan assumes that patients will seek subsequent maintenance treatments. We do not have clinical data indicating the efficacy of the RAP device for use in multiple treatment sessions. Although, based on theoretical models, we believe the RAP device has the potential to be more effective in such instances, we cannot be certain. If it is not as effective in such instances, our ability to successfully commercialize the RAP device could be materially limited.

Clinical trials may be necessary to support future product submissions to the FDA. These clinical trials will be expensive and will require the enrollment of large numbers of patients, and suitable patients may be difficult to identify and recruit. Delays or failures in our clinical trials will prevent us from commercializing any modified or new products and will adversely affect our business, operating results and prospects.
Initiating and completing clinical trials necessary to support any future FDA applications, and additional safety and efficacy data required for a clearance, for our possible future product candidates, will be time-consuming and expensive and the outcome uncertain. Moreover, the results of early clinical trials are not necessarily predictive of future results, and any product we advance into clinical trials may not have favorable results in later clinical trials.
Conducting successful clinical studies will require the enrollment of large numbers of patients, and suitable patients may be difficult to identify and recruit. Patient enrollment in clinical trials and completion of patient participation and follow-up depends on many factors, including the size of the patient population, the nature of the trial protocol, the attractiveness of, or the discomforts and risks associated with, the treatments received by enrolled subjects, the availability of appropriate clinical trial investigators, support staff, and proximity of patients to clinical sites and ability to comply with the eligibility and exclusion criteria for participation in the clinical trial and patient compliance. For example, patients may be discouraged from enrolling in our clinical trials if the trial protocol requires them to undergo extensive post-treatment procedures or follow-up to assess the safety and effectiveness of our products or if they determine that the treatments received under the trial protocols are not attractive or involve unacceptable risks or discomforts.
Development of sufficient and appropriate clinical protocols to demonstrate safety and efficacy are required and we may not adequately develop such protocols to support clearance and approval. Further, the FDA may require us to submit data on a greater number of patients than we originally anticipated and/or for a longer follow-up period or change the data collection requirements or data analysis applicable to our clinical trials. Delays in patient enrollment or failure of patients to continue to participate in a clinical trial may cause an increase in costs and delays in the approval and attempted commercialization of our products or result in the failure of the clinical trial. In addition, despite considerable time and expense invested in our clinical trials, the FDA may not consider our data adequate to demonstrate safety and efficacy. Such increased costs and delays or failures could adversely affect our business, operating results and prospects.
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
We do not have any manufacturing facilities or direct manufacturing personnel. We currently rely, and expect to continue to rely, on Sanmina Corporation for the manufacture of the RAP device for commercial manufacture. Although Sanmina is a large contract manufacturer of medical devices, we are subject to numerous risks relating to our reliance on their manufacturing capabilities. If they encounter problems in manufacturing the RAP device, then our business could be significantly impacted. These problems include:
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
As demand for our products increases, our manufacturer will need to invest additional resources to purchase components, hire and train employees, and enhance their manufacturing processes. If they fail to increase production capacity efficiently, our sales may not increase in line with our expectations and our operating margins could fluctuate or decline. The RAP device has many parts that are specialized high-voltage components and many of these components are only produced by one supplier and the loss of any of these suppliers, or their inability to provide Sanmina with an adequate supply of materials, could harm our business. For our business strategy to be successful, Sanmina must be able to provide us with components in sufficient quantities, in compliance with regulatory requirements and quality control standards, in accordance with agreed-upon specifications, at acceptable costs and on a timely basis. Future increases in sales of the RAP device could strain the ability of Sanmina to deliver an increasingly large supply of components and RAP systems in a manner that meets these various requirements. We do not have a long-term agreement with Sanmina and contract with Sanmina on a project-to-project basis utilizing a separate purchase order for each engineering project. As such, there is no assurance that Sanmina will continue to provide us with engineering and manufacturing services in the future.
We rely on a contract manufacturer, Sanmina Corporation, and our agreement with them requires us to place purchase orders with significant lead times that are noncancellable under the agreement. We may ultimately have to pay for inventory that we don't need if we can't accurately forecast demand.

Our agreement with our contract manufacturer, Sanmina, requires us to place purchase orders six months in advance and significant portions of these purchase orders are noncancellable once placed. If we are unable to accurately predict demand for our products and place purchase orders that are larger than necessary for actual demand, we will build inventory levels that may ultimately be written off.
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
If we are unable to satisfy commercial demand for our RAP device due to our inability to assemble and test our RAP device, our ability to generate revenue would be impaired, market acceptance of our products could be adversely affected and customers may instead purchase or use our competitors’ products.
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
We have limited sales, marketing, and distribution capabilities or arrangements, and will need to substantially build-out these capabilities as we move towards commercialization of our products.
We do not yet have full sales, marketing, and distribution capabilities or arrangements. To be able to commercialize our potential products, we will need to develop all of the foregoing. We have limited experience in establishing these capabilities, and therefore, we may be unsuccessful in achieving commercialization and earning revenues. We believe that setting up the commercialization parts of the Company will take substantial capital and commitment of time and effort. We may seek development and marketing partners for RAP technology and license technology that is complementary, but not directly associated with RAP technology to others in order to avoid our having to provide the marketing, manufacturing and distribution capabilities within our organization. There can be no assurance that we will find any development and marketing partners or companies that are interested in licensing our technology. If we are unable to establish and maintain adequate sales, marketing, manufacturing and distribution capabilities, independently or with others, we will not be able to generate product revenue, and may not become profitable.
Achieving and maintaining market acceptance of the RAP device for tattoo removal and cellulite could be negatively impacted by many factors, which may prevent us from successfully commercializing the RAP device.
Even though the RAP device is cleared by the FDA, we may not be successful achieving market acceptance of the RAP device for tattoo removal or cellulite. Many factors could negatively impact our ability to achieve or maintain market acceptance, including:
•the failure of the RAP device to achieve wide acceptance among people who regret having one or more tattoos or have a tattoo they would like to modify (prospective clients), dermatologists, and key opinion leaders in the tattoo removal community;
•the failure of the RAP device to achieve wide acceptance among women who would like to treat their cellulite (prospective patients), dermatologists, plastic surgeons, and key opinion leaders in the aesthetic marketplace;
•possible reluctance by dermatologists to change their current practices because of perceived liability risks arising from the use of new products;
•perceived risks associated with the use of the RAP device or similar products or technologies generally;
•our marketing efforts or physician consultations with patients could drive unrealistic expectations of treatment outcome by patients and result in dissatisfaction;
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
A method for facilitating multiple laser passes in a single office visit by applying a PFD Patch to the skin was introduced to the market within the last several years. Although we believe, based on currently available published clinical data for the PFD Patch, that the Soliton method is more effective than the PFD Patch, the company that owns the PFD Patch, Merz Pharma, has substantially more resources than Soliton. Furthermore, we have made this assessment based on separate clinical trials with differing protocols, not on a direct head-to-head comparison between the PFD Patch and the Soliton method, so we cannot be certain that the Soliton method is more effective. Also, there are currently a number of laser companies such as Lumenis, Cynosure, Candela and Cutera that market their lasers for tattoo removal and all of these companies have substantially more resources than Soliton. Furthermore, our clinical trials have demonstrated clinically significant improvement in tattoo fading over laser alone. Since we are pursuing FDA clearance for the RAP device to treat tattoos in conjunction with lasers, some of these companies may view our product as a competitive threat. The cellulite removal market is highly competitive and has numerous device companies in the space. The technologies currently being used vary significantly in approach, efficacy and invasiveness to the patient. Endo Pharmaceuticals is launching Qwo®, a prescription injectible treatment for moderate to severe cellulite dimples in the buttocks. The drug is a collegenase formula that is used to dissolve collagen structures, such as septa. A technology called Cellfina, owned by Merz Pharma, is currently being marketed as a long-term solution for the dimples caused by cellulite. The treatment requires injected anesthesia be given to the patient prior to the portion of the skin to be treated being pulled upward utilizing a suctioning plate. A lance is inserted into the side of the treatment area which is used to slice through the septa that are causing the dimple(s). Cellulaze, a technology owned by Cynosure, delivers a therapy similar to Cellfina using laser energy. A very small cannula (or tube about the size of the tip of a pen) is inserted under the skin. The laser fiber delivers energy directly under the skin. This is intended to increase the thickness and quality of the patient's skin, while simultaneously releasing the septa. BTL Aesthetics owns a technology called Emtone™, which is intended to provide a temporary reduction in the appearance of cellulite. Emtone simultaneously emits both radiofrequency and targeted pressure energy. There are a number of other radiofrequency devices in the market intended to provide a temporary improvement in the appearance of cellulite. Also, there may be numerous companies of which we are not aware that may be working on separate technology for tattoo fading or removal or cellulite treatment. As well, the broader market for energy-based devices in the aesthetic market is becoming more competitive. Over time, we believe this field will become subject to more rapid change and new devices and products will emerge. We may find ourselves in competition with companies that have competitive advantages over us, such as:
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
•offer products at a price that is competitive with other products then available; and
•adequately protect our intellectual property and avoid infringing upon the intellectual property rights of third parties.
We have in the past experienced, and we may in the future experience, delays in various phases of product development and commercial launch, including engineering, manufacturing, and clinical. Any delays in our anticipated product launches may significantly impede our ability to successfully compete in our markets. In particular, such delays could cause customers to delay or forego purchases of our products. Even if we are able to successfully develop the RAP device or future versions of the RAP device when anticipated, these products may not produce sales in excess of the costs of development, and they may be quickly rendered obsolete by the changing preferences of dermatologists and patients, or the introduction by our competitors of products embodying new technologies or features.
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
As of December 31, 2020, we had 14 employees, including 13 full-time employees and 1 part-time employee. Because of our small size, growth in accordance with our business plan will place a significant strain on our financial, technical, operational and management resources. As we advance our product candidates through commercial development, launch and post-launch activities, we will need to increase our product development, clinical and administrative headcount to manage these programs.
We are highly dependent upon the principal members of our management team, scientific advisory board and consultants. These persons have significant experience not only in development, regulatory, commercialization and business development activities, but also with the RAP system, acoustic energy and the biology of tattoos and cellulite. If we lose one or more of our executive officers or key employees or consultants, our ability to implement our business strategy successfully could be seriously harmed. Any of our executive officers or key employees or consultants may terminate their employment at any time. Replacing executive officers, key employees and consultants may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to develop, gain regulatory approval of and commercialize products successfully. Competition to hire and retain employees and consultants from this limited pool is intense, and we may be unable to hire, train, retain or motivate these additional key personnel and consultants. Our failure to retain key personnel or consultants could materially harm our business.
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

The outbreak of the novel strain of coronavirus, SARS-CoV-2, which causes COVID-19, has adversely impacted our business, including our commercial launch plans, pre-clinical studies and clinical trials.

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

As a result of the COVID-19 outbreak, or similar pandemics, we have and may in the future experience disruptions that could severely impact our business, pre-clinical studies and clinical trials, including:

•delays or difficulties in enrolling patients in our clinical trials;
•delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
•increased rates of patients withdrawing from our clinical trials following enrollment as a result of contracting COVID-19, being forced to quarantine;
•increased rates of non-compliance with follow-up visits with patients failing to attend their clinical trial follow-up visits or clinics closing during the scheduled visit;
•interruption of key clinical trial activities, such as clinical trial site data monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others or interruption of clinical trial subject visits and study procedures (particularly any procedures that may be deemed non-essential), which may impact the integrity of subject data and clinical study endpoints;
•interruption or delays in the operations of the FDA and comparable foreign regulatory agencies, which may impact approval timelines;
•interruption of, or delays in receiving, supplies of components for our device and cartridge to our contract manufacturing organization, delays in device manufacturing completion due to staffing shortages, production slowdowns or stoppages and disruptions in delivery systems;
•limitations on employee resources that would otherwise be focused on the conduct of our pre-clinical studies and clinical trials, including because of sickness of employees or their families, the desire of employees to avoid contact with large groups of people, an increased reliance on working from home or travel disruptions; and
•general economic pressure on the aesthetic industry that has impacted our ability to launch our products and could further impact our ability to launch our products in the future.

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

In addition, the trading prices for our common stock and other medical device companies have been highly volatile as a result of the COVID-19 epidemic. As a result, we may face difficulties raising capital through sales of our common stock or such sales may be on unfavorable terms. The COVID-19 outbreak continues to rapidly evolve. The extent to which the outbreak may impact our business, pre-clinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and actions to contain the outbreak or treat its impact, such as social distancing and quarantines or lock-downs in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

Although we actively train our customers on the use of our system, if customers are not trained and/or our products are used by non-physicians, it could result in product misuse and adverse treatment outcomes, which could harm our reputation, result in product liability litigation, distract management and result in additional costs, all of which could harm our business.

We market and sell our systems to physicians. In the U.S. and certain international markets, subject to local regulations, physician customers can generally allow nurse practitioners, technicians and other non-physicians to perform aesthetic procedures using our systems under their direct supervision. Although we provide training on the use of our systems as well as the proper post-treatment care, we do not supervise the procedures performed with our systems, nor can we be certain that physicians are directly supervising procedures according to our recommendations. The potential misuse of our systems or failing to adhere to operating guidelines could potentially cause skin damage or underlying tissue damage, which could harm the reputation of our systems and expose us to costly product liability litigation. In addition, patients may not comply with post-treatment guidelines, which could also lead to adverse results and subject us to liability.

We offer system training sessions, but we do not require purchasers or operators of our systems to attend training sessions prior to using the device. The lack of required training for operators of our systems and the use of our systems by non-physicians may result in product misuse and adverse treatment outcomes, which could harm our reputation and expose us to costly product liability litigation.

To date, all of our experience operating the RAP device has been in a clinical or research and development setting and we have had no experience operating in a practitioner's office without supervision by our personnel.

We are introducing the Generation 2.2 device into commercial use by physicians in 2021. To date, utilization of the device on patients has been limited to clinical trials and has not been used by practitioners in a commercial setting. We may encounter issues with the devices that require the physicians to return the device to us for service. We may discover issues with the technology that need to be resolved in the design of the Generation 2.3 device. Should we encounter any material changes to be made, this could delay the planned timing of our national rollout.

We may not be able to correctly estimate or control our future operating expenses, which could lead to cash shortfalls.

Our operating expenses may fluctuate significantly in the future because of a variety of factors, many of which are outside of our control. These factors include:

•the cost of growing our ongoing commercialization and sales and marketing activities;
•the costs of manufacturing and maintaining enough inventories of our systems to meet anticipated demand and inventory write-offs related to obsolete products or components;
•the costs of enhancing the existing functionality and development of new functionalities for our systems;
•the costs of preparing, filing, prosecuting, defending, and enforcing patent claims and other patent related costs, including litigation costs and the results of such litigation;
•the variability of RAP procedures being performed between periods;
•any product liability or other lawsuits and the costs associated with defending them or the results of such lawsuits;
•the costs to attract and retain personnel with the skills required for effective operations; and
•the costs associated with being a public company.

Our budgeted expense levels are based in part on our expectations concerning future revenue from systems sales, products sales and servicing and procedure-based fees. We may be unable to reduce our expenditures in a timely manner to compensate for any unexpected shortfalls in revenue. Accordingly, a significant shortfall in market acceptance or demand for our systems and procedures could have a material adverse impact on our business and financial condition.

Downturns in the economy or economic uncertainty may reduce patient and customer demand for our systems and services, which could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. Furthermore, the aesthetic industry in which we operate is particularly vulnerable to unfavorable economic trends. Treatments using our systems involve elective procedures, the cost of which must be borne by patients, and is not reimbursable through government or private health insurance. Economic uncertainty may reduce patient demand for the procedures performed using our systems; if there is not sufficient patient demand for the procedures for which our systems are used, practitioner demand for these systems could drop, further negatively impacting operating results. The decision to undergo a procedure using our systems is driven by consumer demand. In times of economic uncertainty or recession, individuals generally reduce the amount of money that they spend on discretionary items, including aesthetic procedures. If our customers’ patients face economic hardships, our business would be negatively impacted, and our financial performance would be materially harmed in the event that any of the above factors discourage patients from seeking the procedures for which our systems are used. A weak or declining economy could also strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause our customers to delay or stop making payments for our systems or services. As a result of the COVID-19 pandemic and the economic turmoil that has resulted, we expect that some of our customers may experience difficulty in making timely payments or payments at all. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the economic climate and financial market conditions, including the effect of the COVID-19 pandemic, could adversely impact our business. The impact of economic uncertainty on our industry may vary from region to region.

It is difficult to forecast our future performance and our financial results may fluctuate unpredictably.

The rapid evolution of the markets for medical technologies and aesthetic products make it difficult for us to predict our future performance. Several factors, many of which are outside of our control, may contribute to fluctuations in our financial results, such as:

•variations in market demand for our systems and services from quarter to quarter;
•the inability of physicians to obtain the necessary financing to purchase the RAP Device;
•performance of new indications and system updates, or time required to achieve FDA clearance for new indications;
•positive or negative media coverage of our systems, positive or negative patient experiences, the procedures or products of our competitors, or our industry generally;
•our ability to maintain our current, or obtain further, regulatory clearances, approvals or CE Certificates of Conformity;
•delays in, or failure of, product and component deliveries by our third-party manufacturers or suppliers;
•seasonal or other variations in patient demand for aesthetic procedures;
•introduction of new medical aesthetic procedures or products and services that compete with our products and services;
•changes in accounting rules that may cause restatement of our consolidated financial statements or have other adverse effects; and
•adverse changes in the economy that reduce patient demand for elective aesthetic procedures.

Our success depends on growing physician adoption and use of our systems and adoption by physicians in cosmetic dermatology and plastic surgery.

Tattoo removal and cellulite treatment procedures are performed primarily by physicians who practice dermatology or plastic surgery. Our success depends on the willingness of these physicians to adopt our technology and on the growth of tattoo removal and cellulite treatment procedures performed by these physicians within their practice. Our ability to increase the number of physicians willing to make a significant capital expenditure to purchase our systems and make them a significant part of their practices depends on the success of our sales and marketing programs. We must be able to demonstrate that the cost of our systems and the revenue that a physician can derive from performing procedures are compelling when compared to the costs and revenue associated with alternative aesthetic treatments the physician can offer and persuade physicians to purchase our systems instead of those of our competitors, many of whom already have existing relationships with our target physicians. In addition, we believe our marketing programs, including clinical and practice development support, will be critical to increasing utilization and awareness of our systems, but these programs require physician commitment and involvement to succeed. If we are unable to drive adoption and use of our systems by physicians in their practices, our growth and prospects may be adversely affected.

Our success depends in part upon patient satisfaction with the effectiveness of our tattoo removal and cellulite treatments.

In order to generate repeat and referral business, patients must be satisfied with the effectiveness of a tattoo removal or cellulite procedure using one of our RAP devices. If the tattoo removal or cellulite procedure is not done correctly, and/or the patient suffers from complications and other adverse effects, the patient may not be satisfied with the benefits of our RAP device. If patients are not satisfied with the aesthetic benefits of their procedure using one of our systems or feel that it is too expensive for the results obtained, our reputation and future sales will suffer.

If there is not sufficient patient demand for our procedures, our financial results and future prospects will be negatively impacted.

Our procedures are elective aesthetic procedures, the cost of which must be borne by the patient and is not covered by or reimbursable through government or private health insurance. The decision to undergo one of our procedures is thus driven by patient demand, which may be influenced by a number of factors, such as:

•the success of our sales and marketing programs;
•the extent to which our physician customers recommend our procedures to their patients;
•the extent to which our procedures satisfy patient expectations;
•our ability to properly train our physician customers in the use of our systems so that their patients do not experience excessive discomfort during treatment or adverse side effects;
•the cost, safety, and effectiveness of our systems versus other aesthetic treatments;
•consumer sentiment about the benefits and risks of aesthetic procedures generally and our systems in particular;
•the success of any direct-to-consumer marketing efforts we may initiate; and
•general consumer confidence, which may be impacted by economic and political conditions outside of our control.

Our financial performance will be negatively impacted in the event we cannot generate significant patient demand for procedures performed with our systems.

We offer credit terms to some qualified customers. In the event that any of these customers default on the amounts payable to us, our financial results may be adversely affected.

We may offer credit terms of 30 to 60 days to qualified customers. In the event that there is a default by any of the customers to whom we have provided credit terms, we may recognize bad debt expenses in our general and administrative expenses. If this bad debt expense is material, it could negatively affect our future results of operations and cash flows. Additionally, in the event of deterioration of general business conditions, we may be subject to increased risk of non-payment of our accounts receivables. We may also be adversely affected by bankruptcies or other business failures of our customers, distributors, and potential customers. A significant delay in the collection of accounts receivables or a reduction of accounts receivables collected may impact our liquidity or result in bad debt expenses.

The aesthetic equipment market is characterized by rapid innovation. To compete effectively, we must develop and/or acquire new products and services, seek regulatory clearance and maintain regulatory compliance, market new products successfully, and identify new markets for our technology.

The aesthetic energy-based treatment equipment market is subject to continuous technological development and product innovation. If we do not continue to innovate and develop new products, services and applications, our competitive position will likely deteriorate as other companies successfully design and commercialize new products, applications and services or enhancements to current products. To continue to grow in the future, we must continue to develop and/or acquire new and innovative aesthetic and medical products, services and applications, identify new markets, and successfully launch any newly developed or acquired product offerings.

To successfully expand our product and service offerings, we must, among other things:

•develop or otherwise acquire new products that either add to, or significantly improve, our current product offerings;
•obtain regulatory clearance for and adhere to regulatory requirements relating to new products;
•convince existing and prospective customers that our product offerings are an attractive revenue-generating addition to their practice;
•sell our product offerings to a broad customer base;
•identify new markets and alternative applications for our technology;
•protect existing and future products with defensible intellectual property; and
•satisfy and maintain all regulatory requirements for commercialization.

Historically, product introductions have been a significant component of our financial performance. To be successful in the medical aesthetics industry, we believe we need to continue to innovate. Our business strategy is based, in part, on our expectation that we will continue to increase or enhance our product offerings. We need to continue to devote substantial research and development resources to introduce new products, which can be costly and time-consuming to our organization.

We also believe that, to increase revenue from sales of new products, we need to continue to develop our clinical support, further expand and nurture relationships with industry thought leaders, and increase market awareness of the benefits of our new products. However, even with a significant investment in research and development, we may be unable to continue to develop, acquire or effectively launch and market new products and technologies regularly, or at all. If we fail to successfully commercialize new products or enhancements, our business may be harmed.

We may be unsuccessful in expanding and managing our direct sales and marketing forces effectively.

We will rely on our own direct sales force and in-house marketing organization to sell our systems and services in North America. In order to meet our anticipated sales objectives, we expect to continue to grow our sales and marketing organization over the next several years. There are significant risks involved in building and managing a sales and marketing organization, including risks related to our ability to:

• hire qualified individuals as needed;
• generate sufficient leads within our target customer group for our sales force;
• provide adequate training for the effective sale and marketing of our systems and services;
• retain and motivate our direct sales and marketing professionals;
• effectively oversee geographically dispersed sales and marketing teams; and
• work successfully with local partners.

Our failure to adequately address these risks could have a material adverse effect on our ability to increase sales and use of our systems and services, which would cause our revenues to be lower than expected and harm our results of operations.

Our expanded use of social media platforms presents new risks and challenges, which, if not managed properly, could have a material adverse effect on our business, financial condition and results of operations.

We will implement a robust public relations outreach strategy that incorporates digital media. In addition, as part of our practice-enhancing services, we will provide customers with digital marketing services, including social media strategies, to support the growth of their practices. Negative posts or comments about us or any of our brands on any social networking website could seriously damage our reputation. In addition, the inappropriate use of certain media vehicles could cause brand damage or information leakage or could lead to legal implications from the improper collection and/or dissemination of personally identifiable information.

Third parties may attempt to reverse engineer or produce counterfeit versions of our devices and cartridges which may negatively affect our revenues and our reputation, or harm patients and subject us to product liability claims.

Third parties may seek to reverse engineer or develop counterfeit devices or cartridges that are substantially similar or compatible with our systems and available to practitioners at lower prices than our own. Practitioners may be able to make unauthorized use of our systems’ technology using counterfeit cartridges. We could suffer a loss of revenue if counterfeit cartridges are successfully used on our device. In addition, if copies of products that have been reverse engineered or counterfeit products are used with or in place of our own, we could be subject to product liability claims resulting from the use of damaged or defective goods and suffer damage to our reputation.

Security breaches and other disruptions could compromise our information, interrupt our business, and expose us to liability.

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

In the ordinary course of our business and to the extent necessary, we will rely on software to control the ongoing use of our systems, collect and aggregate diagnostic data, and collect and store sensitive data, including intellectual property and proprietary business information, and certain personally identifiable information of customers, consultants and employees in our data centers and on our networks. The secure processing, maintenance, and transmission of this information is important to our operations and business strategy. We have established physical, electronic, and policy measures to secure our systems in an attempt to prevent a system breach and the theft of data we collect, and we rely on commercially available systems, software, tools, and monitoring in our effort to provide security for our information technology systems and the digital information we collect, process, transmit and store. The third-party providers of such information technology systems and related infrastructure may have or may obtain access to our systems and data within them.

Despite our security measures, our information technology systems and related infrastructure, and those of our current and any future collaborators, contractors and consultants and other third parties on which we rely, we may be vulnerable to attacks by computer viruses, malware, hackers or breaches due to malfeasance, employee or contractor error, telecommunication or electrical failures, terrorism or other created or natural disasters. The risk of a cyber-attack or cyber intrusion by computer hackers from around the world, including those from foreign governments and terrorists, has greatly increased in number, intensity and sophistication. In addition, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information or other intellectual property. The costs to us to mitigate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and while we have implemented security measures to protect our data security and information technology systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service and other harm to our business and our competitive position. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our business. Moreover, if a computer security breach affects our systems or results in the unauthorized release of personally identifiable information, our reputation could be materially damaged. In addition, such a breach may require notification to governmental agencies, the media or individuals pursuant to various federal and state privacy and security laws, if applicable, including the Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Clinical Health Act of 2009, or HITECH, and its implementing rules and regulations, as well as regulations promulgated by the Federal Trade Commission and state breach notification laws, or the laws of one or more foreign jurisdictions including the

European Union’s General Data Protection Regulation 2016/679. We could also be exposed to a risk of loss or litigation and potential liability, which could materially adversely affect our business, results of operations and financial condition.

RISK RELATED TO REGULATORY ISSUES
There is no guarantee that the FDA will grant 510(k) or de novo clearance or PMA approval of our future products and failure to obtain necessary clearances or approvals for our future products would adversely affect our ability to grow our business.
Most of our future products will require FDA clearance of a 510(k) or de novo application or may require FDA approval of a PMA. The FDA may not approve or clear these products for the indications that are necessary or desirable for successful commercialization. Indeed, the FDA may refuse our requests for premarket clearance or PMA of new products, new intended uses or modifications to existing products. Failure to receive clearance or approval for our products would have an adverse effect on our ability to continue or expand our business.
If we fail to obtain and maintain regulatory approvals and clearances, or are unable to obtain, or experience significant delays in obtaining FDA clearances or approvals for our future products or product enhancements, our ability to commercially distribute and market these products could suffer.

Our products are subject to rigorous regulation by the FDA and numerous other federal, state and foreign governmental authorities. The FDA classifies medical devices into one of three classes on the basis of the intended use of the device, the risk associated with the use of the device for that indication, as determined by the FDA, and on the controls deemed by the FDA to be necessary to reasonably ensure their safety and effectiveness. Class I devices, which have the lowest level of risk associated with them, are subject to general controls. Class II devices are subject to general controls and special controls, including performance standards. Class III devices, which have the highest level of risk associated with them, are subject to general controls and PMA. Most Class I devices and some Class II devices are exempt from a requirement that the manufacturer submit a premarket notification, or 510(k), and receive clearance from the FDA which is otherwise a premarketing requirement for a Class II device. Class III devices may not be commercialized until a PMA application is submitted to and approved by the FDA.

The process of obtaining regulatory clearances or approvals to market a medical device can be costly and time-consuming, and we may not be able to obtain these clearances or approvals on a timely basis, if at all. The FDA will clear marketing of a lower risk medical device through the 510(k) process if the manufacturer demonstrates that the new product is substantially equivalent to other 510(k)-cleared products or through a de novo process if substantial equivalence is not available. High risk devices deemed to pose the greatest risk, such as life-sustaining, life-supporting, or implantable devices, or devices not deemed substantially equivalent to a previously cleared device, require the approval of a PMA. The PMA process is more costly, lengthy and uncertain than the 510(k) or de novo clearance processes. A PMA application must be supported by extensive data, including, but not limited to, technical, pre-clinical, clinical trial, manufacturing and labeling data, to demonstrate to the FDA’s satisfaction the safety and efficacy of the device for its intended use. The FDA also allows the submission of a direct de novo petition. This procedure allows a manufacturer whose novel device is automatically classified into Class III to request down-classification of its medical device into Class I or Class II on the basis that the device presents low or moderate risk, rather than requiring the submission and approval of a PMA application. Prior to the enactment of the FDASIA, a medical device could only be eligible for de novo classification if the manufacturer first submitted a 510(k) premarket notification and received a determination from the FDA that the device was not substantially equivalent. The FDASIA streamlined the de novo classification pathway by permitting manufacturers to request de novo classification directly without first submitting a 510(k) premarket notification to the FDA and receiving a not substantially equivalent determination.
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
Modifications to our products may require new regulatory approvals or clearances, including 510(k) clearances or PMA's, or require us to recall or cease marketing the modified devices until these clearances or approvals are obtained. The FDA requires device manufacturers to initially make and document a determination of whether or not a modification requires a new approval, supplement or clearance. A manufacturer may determine that a modification could not significantly affect safety or efficacy and does not represent a major change in its intended use, so that no new 510(k) clearance is necessary. However, the FDA can review a manufacturer's decision and may disagree. The FDA may also, on its own initiative, determine that a new 510(k) clearance, de novo submission or PMA approval is required. Once we have a commercialized product, we may make modifications in the future that we believe do not or will not require additional clearances or approvals. If the FDA disagrees and requires new clearances or approvals for these modifications, we may be required to recall and to stop marketing our products as modified, which could require us to redesign our products and harm our operating results. In these circumstances, we may be subject to significant enforcement actions.
Where we determine that modifications to our products require a new 510(k) or de novo clearance or PMA application, we may not be able to obtain those additional clearances or approvals for the modifications or additional indications in a timely manner, or at all. Obtaining clearances and approvals can be a time-consuming process, and delays in obtaining required future clearances or approvals would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our future growth.
The Generation 2.0 device, which has been cleared by the FDA for tattoo removal and cellulite, has been modified for commercial launch as Generation 2.2 and requires a special 510(k) filing, which may not be cleared.
We conducted our clinical trials for the acceleration of tattoo removal and cellulite reduction and received premarket clearance based on a device that is not optimized for commercial launch. We have made certain modifications to the cartridge for ease of loading and made improvements in user interface, improvements to extend the life and ease of replacement of the consumable treatment head cartridges to the device (Generation 2.2) intended for limited launch. The changes made to our device from Generation 2.0 to Generation 2.2 will necessitate the filing of an additional special 510(k) before being rolled out nationally. We cannot be certain that the changes we deem appropriate to make to the future RAP device prior to that product's launch will not require another 510(k) filing. While we believe these changes will not affect the therapy delivered by our RAP device, the FDA may require a full 510(k) submission rather than a special to clear these changes or may not clear these changes in a timely manner which could delay our commercial launch.
Even if our products are cleared or approved by the FDA, if we or our suppliers fail to comply with ongoing FDA requirements, or if we experience unanticipated problems with our products, these products could be subject to restrictions or withdrawal from the market.
Any product for which we obtain clearance or approval, and the manufacturing processes, reporting requirements, post-approval clinical data and promotional activities for such product, will be subject to continued regulatory review, oversight and periodic inspections by the FDA and other domestic and foreign regulatory bodies. In particular, we and our suppliers are required to comply with the FDA’s QSR which covers the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of any product for which we obtain clearance or approval. The FDA enforces the QSR and other regulations through periodic inspections. The failure by us or one of our suppliers to comply with applicable statutes and regulations administered by the FDA, or the failure to timely and adequately respond to any adverse inspection observations or product safety issues, could result in, among other things, any of the following enforcement actions:
•untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;
•unanticipated expenditures to address or defend such actions;
•customer notifications for repair, replacement, refunds;
•recall, detention or seizure of our products;
•operating restrictions or partial suspension or total shutdown of production;

•refusing or delaying our requests for premarket clearance or PMA of new products or modified products;
•operating restrictions;
•withdrawing premarket clearances on PMA's that have already been granted;
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
The FDA and similar foreign governmental authorities have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture. In the case of the FDA, the authority to require a recall must be based on an FDA finding that there is a reasonable probability that the device would cause serious injury or death. Manufacturers may, under their own initiative, recall a product if any material deficiency in a device is found. A government-mandated or voluntary recall by us or one of our distributors could occur as a result of component failures, manufacturing errors, design or labeling defects or other deficiencies and issues. Recalls of any of our products would divert managerial and financial resources and have an adverse effect on our financial condition and results of operations. The FDA requires that certain classifications of recalls be reported to the FDA within 10 working days after the recall is initiated. Companies are required to maintain certain records of recalls, even if they are not reportable to the FDA. We may initiate voluntary recalls involving our products in the future that we determine do not require notification of the FDA. If the FDA disagrees with our determinations, they could require us to report those actions as recalls. A future recall announcement could harm our reputation with customers and negatively affect our sales. In addition, the FDA could take enforcement action for failing to report the recalls when they were conducted.
If our products cause or contribute to a death or a serious injury, or malfunction in certain ways, we will be subject to medical device reporting regulations, which can result in voluntary corrective actions or agency enforcement actions.
Under the FDA medical device reporting regulations, medical device manufacturers are required to report to the FDA information that a device has or may have caused or contributed to a death or serious injury or has malfunctioned in a way that would likely cause or contribute to death or serious injury if the malfunction of the device or one of our similar devices were to recur. If we fail to report these events to the FDA within the required time frames, or at all, the FDA could take enforcement action against us. Any such adverse event involving our products also could result in future voluntary corrective actions, such as recalls or customer notifications, or agency action, such as inspection or enforcement action. Any corrective action, whether voluntary or involuntary, as well as defending ourselves in a lawsuit, will require the dedication of our time and capital, distract management from operating our business, and may harm our reputation and financial results.

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
We may from time to time seek to enforce our intellectual property rights against infringers when we determine that a successful outcome is probable and may lead to an increase in the value of the intellectual property. The validity of our patents and the patents we have licensed may be challenged in court and in administrative proceedings before the U.S. Patent and Trademark Office (“USPTO”) and other patent offices outside the United States. These lawsuits and proceedings are expensive and would consume time and resources and divert the attention of managerial and scientific personnel even if we were successful in stopping the infringement of such patents. In addition, there is a risk that the court will decide that such patents are not valid and that we do not have the right to stop the other party from using the inventions. There is also the risk that, even if the validity of such patents is upheld, the court will refuse to stop the other party on the grounds that such other party's activities do not infringe our intellectual property rights.
If we are unable to protect the intellectual property used in our products, others may be able to copy our innovations which may impair our ability to compete effectively in our markets.
The strength of our patents involves complex legal and scientific questions and can be uncertain. We have nine families of patents. As of December 31, 2020, our patent portfolio was comprised of two granted and 11 pending U.S. patent applications, 29 granted and 69 pending foreign counterpart patent applications, and one pending PCT patent application, each of which we either own directly or of which we are the exclusive licensee. These patent applications may be challenged or fail to result in issued patents, or if issued, these patents and our existing patents may be too narrow to prevent third parties from developing or designing around our intellectual property and in that event, we may lose competitive advantage, which could result in harm to our business.
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
In addition to patented technology, we rely upon, among other things, unpatented proprietary technology, processes, trade secrets and know-how. Any involuntary disclosure to or misappropriation by third parties of our confidential or proprietary information could enable competitors to duplicate or surpass our technological achievements, potentially eroding our competitive position in our market. We seek to protect confidential or proprietary information in part by confidentiality agreements with our employees, consultants and third parties. While we require all of our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information and technology to enter into confidentiality agreements, we cannot be certain that this know-how, information and technology will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. These agreements may be terminated or breached, and we may not have adequate remedies for any such termination or breach. Furthermore, these agreements may not provide meaningful protection for our trade secrets and know-how in the event of unauthorized use or disclosure.

If third parties claim that our products infringe their intellectual property rights, we may be forced to expend significant financial resources and management time defending against such actions and our financial condition and our results of operations could suffer.

Third parties may claim that our products infringe their patents and other intellectual property rights. Identifying third-party patent rights can be particularly difficult because, in general, patent applications can be maintained in secrecy for at least 18 months after their earliest priority date. Historically, there has been substantial litigation regarding patents and other intellectual property rights in the medical device and related industries. If a competitor were to challenge our patents, licenses or other intellectual property rights, or assert that our products infringe its patent or other intellectual property rights, we could incur substantial litigation costs, be forced to make expensive changes to our product design, pay royalties or other fees to license rights in order to continue manufacturing and selling our products, or pay substantial damages. Third-party infringement claims, regardless of their outcome, would not only consume our financial resources but also divert our management’s time and effort.

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
We have in the past and intend in the future to raise funds, finance acquisitions or develop strategic relationships by issuing equity or convertible debt securities, which will reduce the percentage ownership of our existing stockholders. Our Board has the authority, without action or vote of the stockholders, to issue all or any part of our authorized but unissued shares of common stock. We are authorized to issue up to 100,000,000 shares of common stock. Future issuances of common stock would reduce your influence over matters on which stockholders vote and would be dilutive to earnings per share.

Shares issuable upon the exercise of outstanding options or warrants may substantially increase the number of shares available for sale in the public market and depress the price of our common stock.
As of December 31, 2020, we had a material number of outstanding options and warrants to purchase shares of common stock. To the extent any of these options or warrants are exercised and any additional options or warrants are granted and exercised, there will be further dilution to stockholders and investors. Until the options and warrants expire, these holders will have an opportunity to profit from any increase in the market price of our common stock without assuming the risks of ownership. Holders of options and warrants may convert or exercise these securities at a time when we could obtain additional capital on terms more favorable than those provided by the options or warrants. The exercise of the options and warrants will dilute the voting interest of the owners of presently outstanding shares by adding a substantial number of additional shares of our common stock.

The concentration of our common stock ownership by a single shareholder will limit your ability to influence corporate matters.
Our largest shareholder, Remeditex Ventures, LLC (Remeditex), beneficially owns and will be able to vote in the aggregate a significant percentage of our outstanding common stock. As such, Remeditex, will continue to have the ability to exert significant influence over all corporate activities, including the election or removal of directors and the outcome of tender offers, mergers, proxy contests or other purchases of common stock that could give our stockholders the opportunity to realize a premium over the then-prevailing market price for their shares of common stock. This concentrated control will limit your ability to influence corporate matters and, as a result, we may take actions that shareholders do not view as beneficial. In addition, such concentrated control could discourage others from initiating changes of control. In such cases, the perception of our prospects in the market may be adversely affected and the market price of our common stock may decline.
Certain provisions in our organizational documents could enable our Board to prevent or delay a change of control.
Our organizational documents contain provisions that may have the effect of discouraging, delaying or preventing a change of control, or unsolicited acquisition proposals, that a stockholder might consider favorable. These include provisions:
•prohibiting the stockholders from acting by written consent;
•requiring advance notice of director nominations and of business to be brought before a meeting of stockholders;
•requiring a majority vote of the outstanding shares of common stock to amend the bylaws; and
•limiting the persons who may call special stockholders’ meetings.
In addition, Delaware law makes it difficult for stockholders that recently have acquired a large interest in a corporation to cause the merger or acquisition of the corporation against the directors’ wishes. Under Section 203 of the Delaware General Corporation Law, a Delaware corporation may not engage in any merger or other business combination with an interested stockholder for a period of three years following the date that the stockholder became an interested stockholder except in limited circumstances, including by approval of the corporation’s Board.

We have no intention of declaring dividends in the foreseeable future.
The decision to pay cash dividends on our common stock rests with our Board and will depend on our earnings, unencumbered cash, capital requirements and financial condition. We do not anticipate declaring any dividends in the foreseeable future, as we intend to use any excess cash to fund our operations. Investors in our common stock should not expect to receive dividend income on their investment, and investors will be dependent on the appreciation of our common stock to earn a return on their investment.

Failure to maintain effective internal control over our financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could cause our financial reports to be inaccurate.
We are required pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, to maintain internal control over financial reporting and to assess and report on the effectiveness of those controls. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Our management concluded that our internal controls over financial reporting were, and continue to be, ineffective as of December 31, 2020. We identified material weaknesses in our internal controls due to the lack of segregation of duties, the limitations of our financial accounting system to properly segregate duties and the absence of internal staff with extensive knowledge of SEC financial and GAAP reporting. While management is working to remediate these material weaknesses, there is no assurance that such changes, when economically feasible and sustainable, will remediate the identified material weaknesses or that the controls will prevent or detect future material weaknesses. If we are not able to maintain effective internal control over financial reporting, our financial statements, including related disclosures, may be inaccurate, which could have a material adverse effect on our business.

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
Management did elect to perform an annual assessment as of December 31, 2020, of the effectiveness of our internal control over financial reporting for our first annual report. Our management concluded that our internal control over financial reporting was, and continues to be, ineffective as of December 31, 2020, due to material weaknesses in our internal controls resulting from a lack of segregation of duties, the limitations of our financial accounting system, and the absence of internal staff with extensive knowledge of SEC financial and GAAP reporting. This annual assessment was performed earlier than required. Section 404(a) of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting, starting with the second annual report that we would expect to file with the SEC. However, for as long as we remain an emerging growth company ("EGC") as defined in the JOBS Act, we have and intend to consider to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act. We may continue to take advantage of these reporting exemptions until we are no longer an EGC. If we cannot provide reliable financial reports or prevent fraud, our business and results of operations could be harmed and investors could lose confidence in our reported financial information.
GENERAL RISK FACTORS
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
While the global economy is improving since the initial impact of the novel strain of coronavirus, SARS-CoV-2, which causes COVID-19, there are still uncertainties surrounding the strength and duration of the recovery that may continue to drive stock market and interest rate volatility and adversely impact consumer confidence, product demand, and our ability to refinance our debt. Economic conditions, along with our operating performance, may also materially and adversely impact our ability to access the financial markets. Accordingly, our future business and financial results are subject to uncertainty. If economic conditions deteriorate in the future, our future revenues and financial results could be materially and adversely affected.
Our employees and independent contractors, including consultants, manufacturers, distributors, commercial collaborators, service providers and other vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could have an adverse effect on our results of operations.

We are exposed to the risk that our employees and independent contractors, including consultants, manufacturers, distributors, commercial collaborators, service providers and other vendors may engage in misconduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or other unauthorized activities that violate the laws and regulations of the FDA and other similar regulatory bodies, including those laws that require the reporting of true, complete and accurate information to such regulatory bodies; manufacturing standards; U.S. federal and state healthcare fraud and abuse, data privacy laws and other similar non-U.S. laws; or laws that require the true, complete and accurate reporting of financial information or data. Activities subject to these laws also involve the improper use or misrepresentation of information obtained in the course of clinical trials, the creation of fraudulent data in our nonclinical studies or clinical trials, or illegal misappropriation of product, which could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations.

In addition, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and financial results, including, without limitation, the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgements, individual imprisonment, other sanctions, contractual damages, reputational harm, diminished profits and future earnings and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.
As an EGC under the Jumpstart Our Business Startups Act, or JOBS Act, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements.
As an EGC under the JOBS Act, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. We are an EGC until the earliest of:
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

For so long as we remain an EGC, we will not be required to:

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
We intend to take advantage of all of these reduced reporting requirements and exemptions, including the longer phase-in periods for the adoption of new or revised financial accounting standards under §107 of the JOBS Act. We have elected to avail ourselves of this exemption from new or revised accounting standards, and, therefore, will not be subject to the same new or revised accounting standards as public companies that are not EGCs.
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
Under the JOBS Act, we may take advantage of the above-described reduced reporting requirements and exemptions for up to five years after our initial sale of common equity pursuant to a registration statement declared effective under the Securities Act of 1933, or such earlier time that we no longer meet the definition of an EGC. Further, under current SEC rules, we will continue to qualify as a “smaller reporting company” for so long as we have a public float (i.e., the market value of common equity held by non-affiliates) of less than $250 million as of the last business day of our most recently completed second fiscal quarter.
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

We may fail to meet our publicly announced guidance or other expectations about our business and future operating results, which could cause our stock price to decline.

The Company may provide financial guidance about its business and future operating results. In developing this guidance, the Company’s management must make certain assumptions and judgments about its future operating performance, including but not limited to projected hiring of sales professionals, growth of revenue in the aesthetic device market, increase or decrease of its market share, costs of production of its recently introduced products, and stability of the macro-economic environment in the Company’s key markets. Furthermore, analysts and investors may develop and publish their own projections of the Company’s business, which may form a consensus about the Company’s future performance. The Company’s business results may vary significantly from such guidance or that consensus due to a number of factors, many of which are outside of the Company’s control, and which could adversely affect its operations and operating results. Furthermore, if the Company makes downward revisions of the Company’s previously announced guidance, or if the Company’s publicly announced guidance of future operating results fails to meet expectations of securities analysts, investors or other interested parties, the price of the Company’s common stock could decline.

Item 1B. Unresolved Staff Comments.
None.

Item 2.    Properties.
We do not own any real property. Our corporate and executive offices are in located in a leased facility in Houston, Texas. The current lease terminates in April 2022. We believe that our facilities are sufficient to meet our current needs and that suitable space will be available as and when needed.

Item 3.    Legal Proceedings.
From time to time in the ordinary course of our business, we may be involved in legal proceedings, the outcomes of which may not be determinable. The results of litigation are inherently unpredictable. Any claims against us, whether meritorious or not, could be time-consuming, result in costly litigation, require significant amounts of management time and result in diversion of significant resources. However, we are currently not a party to any pending legal actions. We have insurance policies covering any potential losses where such coverage is cost effective.

Item 4.    Mine Safety Disclosures.
Not applicable.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock has been listed on the The Nasdaq Capital Market ("Nasdaq") under the symbol “SOLY” since our initial public offering on February 19, 2019.
Holders of Common Equity
As of February 12, 2021, we had approximately 86 stockholders of record of our common stock. This does not include beneficial owners of our common stock.
Dividends
Since our IPO, we have not paid any dividends on our common stock. The payment of dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition. It is the present intention of our board of directors (the "Board") to retain all earnings, if any, for use in our business operations and, accordingly, our Board does not anticipate declaring any dividends in the foreseeable future.
Recent Sales of Unregistered Securities
All information related to equity securities sold by us during the period covered by this report that were not registered under the Securities Act have been included in our Form 10-Q filings or in a Form 8-K filing.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We did not repurchase any of our equity securities during the year ended December 31, 2020.
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

Overview

Soliton, Inc. was incorporated in the state of Delaware on March 27, 2012. We are a medical technology company focused on developing and commercializing products utilizing our proprietary designed acoustic shockwave technology platform referred to as Rapid Acoustic Pulse ("RAP"). We are a pre-revenue stage company with our first products being developed for the removal of tattoos and the reduction of cellulite. We received clearance from the U.S. Food & Drug Administration ("FDA") for our tattoo removal indication in June of 2019 and for short-term improvement in the appearance of cellulite in January 2021.
Commercial upgrades to our Generation 2.0 device to improve usability were subsequently approved through a Special 510(k) in March 2020. This improved device was utilized in our recently completed pivotal cellulite trial, the data from which was included in the 510(k) pre-market application of our Generation 2.0 device for the temporary improvement in the appearance of cellulite filed on June 30, 2020. The 510(k) for cellulite was cleared by the FDA on January 29, 2021. Our product will need to receive additional clearances from the FDA in order to be marketed outside of tattoo or cellulite indications in the United States. We also intend to secure regulatory approval in international markets and are currently developing a regulatory strategy for these markets.
We intend to begin selling devices capable of treating both cellulite and tattoo removal in the first half of 2021. We will place devices with approximately 25 highly respected dermatologists and plastic surgeons and work to thoroughly support those practices with training and marketing support. We will partner with these practices to learn from their patient experiences during treatment and work to build advocacy that we believe will propel our planned national rollout in the first half of 2022.
Our ongoing research and development activities are primarily focused on finalizing the commercial device and cartridge design for tattoo removal and cellulite improvement, improving the commercial opportunity for those indications, and then developing our system and treatment head for additional indications. In addition to these development activities, we are exploring additional uses of RAP technology for the dermatology, plastic surgery, and aesthetic markets, as well as new methods for improving the safety and efficacy of laser-based devices. We have also completed a proof-of-concept clinical trial for the treatment of fibrotic scars.
Our business model anticipates generating revenue from the sale of our RAP console to dermatologists, plastic surgeons, and other physician offices, as well as medi-spas under the supervision of a doctor. Our model contemplates recurring revenues generated by the sale of disposable cartridges that are utilized with each patient visit and treatment. We believe additional revenues will result from maintenance services to our customers. Our system is comprised of a console with a hand piece and our consumable treatment cartridges, which are designed to allow a physician to perform a single tattoo removal treatment per office visit or one side of the body per cellulite reduction treatment. We expect this to translate into approximately one treatment cartridge per patient, per visit for tattoo and two cartridges per patient, per visit for cellulite, if approved.
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
Recent Developments

On January 29, 2021, the FDA provided a 510(k) clearance for our RAP device for short-term improvement in the appearance of cellulite.

On January 26, 2021, we entered into a collaborative agreement with the United States Navy to further study the impact of our RAP device on the treatment of keloid and hypertrophic scars. We plan to initiate this study in the first half of 2021.

Effective November 2, 2020, Brad Hauser became our President and Chief Executive Officer. On October 30, 2020, Dr. Chris Capelli transitioned to the position of Chief Science Officer and the Board appointed him as Vice Chairman of the Board.

On October 23, 2020, the Board appointed Mr. Michael Kaminer, M.D., co-founder of SkinCare Physicians, as a member of our Board. Prior to Mr. Kaminer becoming a Board member, he benefited from payments of $12.3 thousand made to his practice, Skincare Physicians, for the clinical trial work we conducted at their facility.

On October 22, 2020, the Board appointed Ms. Niquette Hunt, President and CEO of Candesant Biomedical, as a member of our Board.

At December 31, 2020, we had cash, cash equivalents and restricted cash on hand of $31.8 million. We do not expect to experience positive cash flows from operating activities in the near future, if at all. We expect our cash, cash equivalents and restricted cash on hand of $31.8 million as of December 31, 2020 will be sufficient to fund our operations into the third quarter of 2022 but not beyond.

We anticipate incurring operating losses for the next several years as we support the commercial launch of our products and continue research and development efforts to further expand our pipeline. These factors raise uncertainties about our ability to fund operations in future years. If we need to raise additional capital in order to continue to execute our business plan, including obtaining additional regulatory clearance for our products currently under development and commercializing and generating revenues from products under development, there is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to us. A failure to raise sufficient capital could adversely impact our ability to achieve our intended business objectives and meet our financial obligations as they become due and payable into the third quarter of 2022 but not beyond.

Results of Operations for the Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019
Below is a summary of the results of operations (in thousands):

	Year Ended December 31,
	2020	2019	Change $	Change %
Operating expenses:

Research and development	$4,631	$4,679	$(48)	(1.03)%
Sales and marketing	1,023	189	834	441.27%
Depreciation and amortization	292	217	75	34.56%
General and administrative	8,457	7,858	599	7.62%
Write-down of intangible assets and equipment	291	—	291	—
Total operating expenses	14,694	12,943	1,751	13.53%

Other (income) expense:

Interest expense	—	823	(823)	(100.00)%
Other income	(153)	(14)	(139)	992.86%
Total other (income) expenses	(153)	809	(962)	(118.91)%
Net loss	$14,541	$13,752	$789	5.74%
Research and development ("R&D"). R&D expenses decreased by $47.8 thousand compared to the same period in 2019, primarily due to decreases in expenses for contract engineering of $0.4 million and clinical cellulite trials of $0.3 million. These decreases were offset by increases in salaries and related expenses of $0.4 million and non-cash expenses related to stock-based compensation of $0.3 million.
Sales and marketing ("S&M"). S&M expenses increased by $0.8 million compared to the same period in 2019, primarily due to increases in expenses related to preparing to commercialize our product with specific increases seen in social media marketing development of $0.3 million, website demos and videos of $0.2 million, salaries and related expenses of $0.2 million and non-cash expenses related to stock-based compensation of $0.1 million.
General and administrative ("G&A"). G&A expenses increased by $0.6 million compared to same period in 2019 primarily due to increases in expenses for salaries and related expenses of $0.3 million, driven by an increase in salaries and wages of $0.6 million which was offset by a decrease in the payout of bonuses and accrual of management incentives of $0.3 million. The increase in G&A expenses was also driven by increases in non-cash stock-based compensation of $0.3 million, insurance of $0.2 million, information technology of $0.1 million and Board related fees of $0.1 million. These increases were offset by decreases in expenses for travel and related costs of $0.2 million and investor relations of $0.2 million.

Write-down of intangible assets and equipment. During the year ended December 31, 2020, we reviewed intangible assets and wrote-down a trademark with a net book value of $19.7 thousand. In addition, we also reviewed lab equipment that was held in the field at clinical trial sites and held by an engineering partner and wrote-down the value of these assets by $0.3 million.
Other (income) expenses. Other (income) expenses decreased by $1.0 million compared to the same period in 2019 mainly due to a decrease in interest expense of $0.8 million, which was a result of the conversion of debt upon our IPO in February 2019 and an increase in other income of $0.1 million due to interest received on our available cash balances.

Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through the sale of our equity. Our cash, cash equivalents and restricted cash as of December 31, 2020 was $31.8 million, comprised of $31.6 million in cash and $0.2 million in restricted cash collateralizing a letter of credit benefiting our contract manufacturer.
On June 30, 2020, we completed a public offering ("June 2020 Common Stock Offering") of 4,216,868 shares of common stock for total gross proceeds of $35.0 million. The shares of common stock were sold at a public offering price of $8.30 per share and were purchased by the underwriters from us at a price of $7.719 per share. Net proceeds from the sale of the common stock on June 30, 2020 were $32.0 million after deducting underwriting discounts and offering expenses.
We expect to continue to invest in our research and development efforts to further enhance commercial opportunities for our cleared indications and to expand our pipeline into adjacent aesthetic indications and significant markets in other fibrotic conditions. We will not generate revenue until we have received clearance from the FDA for the commercial changes made to our Generation 2.2 device and initiated sales of the units.
We estimate our current cash, cash equivalents and restricted cash resources of $31.8 million at December 31, 2020, is sufficient to fund our operations into the third quarter of 2022 but not beyond. We anticipate incurring operating losses for the next several years as we support the commercial launch of our products and continue to invest in research and development efforts to expand our product offering. These factors raise uncertainties about our ability to fund operations in future years. If we need to raise additional capital in order to continue to execute our business plan, including obtaining additional regulatory clearance for cleared products, there is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to us. A failure to raise sufficient capital could adversely impact our ability to achieve our intended business objectives and meet our financial obligations as they become due and payable.
The COVID-19 global pandemic has resulted in travel restrictions and temporary shut-downs of non-essential businesses in many states in the United States. We are able to remain open but have required our employees to work from home for a portion of the work week. Due to many uncertainties, we are unable to estimate the pandemic’s financial impact or duration at this time.
JOBS Act Accounting Election
The Jumpstart Our Business Startups Act of 2012 ("the JOBS Act") exempts an EGC such as us from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an EGC, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an EGC nor an EGC which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Summary of Cash Flows
The following table summarizes our cash flows for the year ended December 31, 2020 and 2019, respectively (in thousands):

	For the Year ended December 31,
	2020	2019
Net cash used in operating activities	$(11,497)	$(10,605)
Net cash used in investing activities	(868)	(843)
Net cash provided by financing activities	32,046	23,391
Net increase in cash and cash equivalents	$19,681	$11,943

Cash Flows for the Years ended December 31, 2020 and 2019
Operating activities. Net cash used in operating activities was $11.5 million during the year ended December 31, 2020, and consisted of a net loss of $14.5 million and a net change in operating assets and liabilities of $0.7 million offset by non-cash items of $3.8 million. The change in operating assets mainly included an increase in inventory of $0.4 million and a net decrease in operating liabilities of $0.3 million, comprised of a decrease in accounts payable of $0.6 million offset by an increase in accrued liabilities of $0.3 million. The increase in inventory was largely driven by the increase in spare parts for our devices at December 31, 2020. The decrease in accounts payable included $0.3 million due to larger payables at December 31, 2019 to a few of our largest vendors and unpaid additions to property and equipment and accounts payable of $0.3 million. The amounts owed to vendors were not of the same magnitude at December 31, 2020. The increase in accrued liabilities was driven primarily by the addition of new headcount and the resulting need for accruals pertaining to employee incentives. Non-cash items consisted of stock-based compensation of $3.2 million, depreciation and amortization expense of $0.3 million, and the write-down of intangible assets and equipment of $0.3 million.
Net cash used in operating activities was $10.6 million during the year ended December 31, 2019, and consisted of a net loss of $13.8 million and a net change in operating assets and liabilities of $0.2 million offset by non-cash items of $3.4 million. The change in operating assets included an increase in prepaid expenses of $0.1 million and a net decrease in liabilities of $0.1 million, comprised of a decrease in accounts payable of $0.4 million offset by increases in accrued liabilities of $0.1 million and accrued interest - related party and non-related party of $0.2 million. The increase in prepaid expenses was largely driven by new insurance policies and reporting software for public companies. The decrease in accounts payable was largely due to payments to several vendors, previously on extended payment terms, as a result of our IPO closing and returning to consistent terms with vendors. The increase in accrued liabilities was driven primarily by an increase in accruals for clinical trial costs incurred but not yet billed. The increase in accrued interest-related party is due to the issuance of related party convertible notes and the calculation of interest thereon. Non-cash items consisted of stock-based compensation of $2.5 million, amortization of debt discount of $0.7 million and depreciation and amortization expense of $0.2 million.
Investing activities. Net cash used in investing activities for the year ended December 31, 2020 was $0.9 million compared to $0.8 million for the same comparable period in 2019. For the years ended December 31, 2020 and 2019, $0.8 million and $0.8 million, respectively, was utilized towards the purchase of property and equipment primarily as a result of the investment in our research equipment and tooling. We invested $34.1 thousand and $12.6 thousand towards the acquisition of intangibles (trademarks) in 2020 and 2019, respectively.
Financing activities. Net cash provided by financing activities during the year ended December 31, 2020 was $32.0 million, a result of net proceeds from our June 2020 Offering.

Net cash provided by financing activities for the year ended December 31, 2019, was $23.4 million. We received cash proceeds from our IPO of $9.7 million, net of deal costs and other expenses, $8.6 million from the proceeds related to our PIPE offering from June 2019, net of deal costs and other expenses, $5.7 million from the proceeds related to our PIPE offering from October 2019, net of deal costs and other expenses, and cash proceeds of $0.3 million from the issuance of non-convertible notes payable to non-related parties. These amounts were offset by a use of cash for the payment of non-convertible notes and accrued interest to both related and non-related parties for $1.0 million.
Contractual Obligations and Commitments
On April 5, 2012, we entered into a Patent and Technology License Agreement with MD Anderson. Pursuant to the agreement, we obtained a royalty-bearing, worldwide, exclusive license to intellectual property including patent rights related to the patents and technology we use. Under the agreement, we agreed to pay a nonrefundable license documentation fee in the high-five digits 30 days after the effective date of the agreement. Additionally, we agreed to pay a nonrefundable annual maintenance fee starting on the third anniversary of the effective date of the agreement, which escalates each anniversary and is currently in the mid-five digits. Additionally, we agreed to a running royalty percentage of net sales in the mid-single digits. We also agreed to make certain milestone payments in the low to mid-six digits and sublicensing payments, including a $0.25 million milestone payment made in June 2019 after we received FDA clearance for our RAP device for tattoo removal. The specific patents initially subject to the agreement expire between 2031 and 2032.

MD Anderson has the right to terminate the agreement upon advanced notice in the event of a default by us. The agreement will expire upon the expiration of the licensed intellectual property. The rights obtained by us pursuant to the agreement are made subject to the rights of the U.S. government to the extent that the technology covered by the licensed intellectual property was developed under a funding agreement between MD Anderson and the U.S. government. To the extent that is the case, our license agreement with, and the intellectual property rights we have licensed from, MD Anderson are subject to such a funding agreement and any superior rights that the U.S. government may have with respect to the licensed intellectual property. Therefore, there is a risk that the intellectual property rights we have licensed from MD Anderson may be non-exclusive or void if a funding agreement related to the licensed technology between MD Anderson and the U.S. government does exist and depending on the terms of such an agreement. Notwithstanding the foregoing, we do not believe our RAP technology received any federal funding. All out-of-pocket expenses incurred by MD Anderson in filing, prosecuting and maintaining the licensed patents have been and shall continue to be assumed by us. For the years ended December 31, 2020 and 2019, the Company paid $0.1 million and $0.3 million, respectively, for expenses related to this agreement, including a $0.25 million milestone payment made in June 2019 after the Company received FDA clearance for our RAP device for tattoo removal.
As the inventor of the intellectual property licensed from MD Anderson, Dr. Capelli, our Chief Science Officer, is entitled to 50% of the license income (which is determined after MD Anderson recoups any costs associated therewith) that we are required to pay to MD Anderson pursuant to our license agreement with MD Anderson. For the years ended December 31, 2020 and 2019, Dr. Capelli received $37.5 thousand and $0.2 million, respectively from MD Anderson. In addition, Dr. Capelli is entitled to 50% of the proceeds (after the recoupment of any costs associated therewith) from the sale by MD Anderson of 175,000 shares issued to MD Anderson in connection with the license agreement.
On November 20, 2019, we entered into a cooperative development addendum ("Addendum") to our engineering and development services master agreement with Emphysys, Inc. ("Emphysys”). The Addendum states that Emphysys will provide us with engineering and design services related to shockwave technology for use in dermatology and aesthetics fields for a thirty-six month period.
During the term of the Addendum, we agreed to certain minimum annual expenditures. If we fail to spend such minimum annual amounts or if we terminate the Addendum without cause, we will be required to pay Emphysys a termination fee ranging in the low to mid-six digits. In the event that all or substantially all of the stock or assets of either party are sold, then, at the request of other party, the Addendum may be terminated (without the requirement to pay a termination fee) and the obligation of Emphysys to provide future services to us shall terminate. Pursuant to the Addendum, with certain exceptions, Emphysys covenanted that it will not perform or agree to perform services with any company other than Soliton in the area of arc-discharge driven acoustical shockwave generation for medical dermatological or aesthetic dermatological indications during the term of the Addendum or any extension thereof, and for a period of six months after the termination of the Addendum.
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

Purchase Commitments
As of December 31, 2020, we had purchase obligations of $2.6 million to Emphysys. This commitment is for services used in the ordinary course of business and does not represent excess commitments or loss contracts. The remaining minimum purchase obligations are $1.0 million and $1.6 million, respectively, for the 12 month periods ending June 30, 2021 and June 30, 2022.

Lease Commitments
We lease space for our corporate office, which provides for a 63 month term beginning on February 1, 2016, for rent payments of $7.9 thousand per month that escalate annually to a maximum of $8.9 thousand per month through the expiration of the agreement. On September 15, 2020, we entered into a 12 month extension of our corporate office lease. Total rent expense under this office space lease arrangement for the years ended December 31, 2020 and 2019 was $0.1 million and $0.1 million, respectively.
Future minimum lease payments under the operating leases as of December 31, 2020 were $0.1 million through the lease term ending April 2022.

Employment Agreements

We have agreements with key employees to provide certain benefits in the event of termination where the base salary and certain other benefits would aggregate approximately $2.9 million using the rate of compensation in effect at December 31, 2020.
Unrecognized Tax Benefits
As of December 31, 2020, we have not recorded a provision for income taxes in our financial statements as we have been in a loss position since inception and we cannot be more certain than not that we will be able to recognize the income tax benefit from our net operating loss carry forward in the future.
Off-balance Sheet Arrangements
As of December 31, 2020, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements, including the notes thereto. We consider critical accounting policies to be those that require more significant judgments and estimates in the preparation of our financial statements, including the following: research and development expenses, long-lived assets; intangible assets valuations, accrued liabilities, income tax valuations, warrants, and stock-based compensation. Management relies on historical experience and other assumptions believed to be reasonable in making its judgments and estimates. Actual results could differ materially from those estimates.
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

Research and development

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

We record accrued expenses for estimated costs of our research and development activities conducted by third-party service providers, which include the conducting of pre-clinical studies, preparation for and conducting of clinical trials, contract engineering and design activities, and other development costs. We record the estimated costs of research and development activities based upon the estimated amount of services provided but not yet invoiced and we include these costs in accrued liabilities in the balance sheets and within research and development expense in the statements of operations as they are incurred. These costs are a significant component of our research and development expenses. We record accrued expenses for these costs based on the estimated amount of work completed and in accordance with agreements established with these third parties.

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

Sales and Marketing

Sales and marketing expenses consist of marketing, conferences, web development, advisory boards and other miscellaneous expenses. The salaries and expenses of our personnel primarily engaged in sales, marketing, customer service and logistics functions are included in sales and marketing expense. As we commercialize, we expect our sales and marketing expense to increase due to the anticipated growth of our business and related infrastructure as well as expanding our sales, marketing and support personnel. Additionally, we expect to invest significantly in the development of our brand and marketing support to our customers as well as direct-to-consumer marketing.

General and administrative

General and administrative expenses consist of personnel related costs, which include salaries, as well as the costs of professional services, such as accounting and legal, facilities, information technology, stock-based compensation for general and administrative personnel, insurance, travel costs, other administrative expenses and patent costs. We expect our general and administrative expense to increase due to the anticipated growth of our business and related infrastructure as well as accounting, insurance, investor relations and other costs associated with being a public company.

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

Accounting for warrants

We issued warrants to purchase shares of common stock related to (i) bridge notes issued prior to our IPO, (ii) private investment public equity ("PIPE") deals, and (iii) as part of underwriter compensation in 2019 and 2018. We accounted for such warrants in accordance with Accounting Standards Codification ("ASC") Topic 480-10, Distinguishing Liabilities from Equity, which identifies three categories of freestanding financial instruments that are required to be accounted for as a liability. Based on this guidance, we determined, for each issuance, that warrants did not need to be accounted for as a liability. Accordingly, the warrants were classified as equity and are not subject to remeasurement at each balance sheet date. In addition, we account for issuance costs of warrants issued with debt instruments in accordance with ASC 470-20, Debt with Conversion and Other Options, which states proceeds from the sale of a debt instrument with stock purchase warrants (detachable call options) are allocated to elements based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at time of issuance. The portion of the proceeds so allocated to the warrants are accounted for as paid-in capital. The remainder of the proceeds are allocated to the debt instrument, which may result in a discount or premium.

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

Stock-based compensation

Stock-based compensation transactions are recognized as compensation expense in the statements of operations based on their fair values on the date of the grant, with the compensation expense recognized over the period in which a grantee is required to provide service in exchange for the award. The expense for equity awards vested during the reporting period is recognized over the applicable vesting period of the stock award using either the straight-line method or the accelerated method, depending on the vesting structure, and is included in general and administrative, research and development or sales and marketing expenses, depending upon the classification of the grantee. We estimate the fair value of options granted using the Black-Scholes option pricing model. This estimate uses assumptions regarding a number of inputs that require us to make significant estimates and judgments. Because we are a new publicly traded common stock, the expected volatility assumption was based on industry peer information. Forfeitures are recognized as they are incurred

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.
We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8.    Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Soliton, Inc.
Opinion on the Financial Statements

We have audited the accompanying balance sheets of Soliton, Inc. (the “Company”) as of December 31, 2020 and 2019, the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Dixon Hughes Goodman LLP

We have served as the Company’s auditor since 2019.

Atlanta, Georgia
March 4, 2021

SOLITON, INC.
BALANCE SHEETS

(in thousands, except for share data)	As of
	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$31,557	$11,876
Restricted cash	200	200
Total cash, cash equivalents and restricted cash	31,757	12,076
Inventory	353	—
Prepaid expenses and other current assets	141	96
Total current assets	32,251	12,172
Property and equipment, net of accumulated depreciation	1,413	848
Intangible assets, net of accumulated amortization	114	98
Other assets	23	23
Total assets	$33,801	$13,141
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,008	$1,338
Accrued and other current liabilities	1,812	1,528
Total current liabilities	2,820	2,866
Commitments and contingencies (see Note 6)
Stockholders’ equity (deficit):
Common stock, $0.001 par value, 100,000,000 authorized, 21,189,943 shares issued and outstanding at December 31, 2020 and 16,932,184 shares issued and outstanding at December 31, 2019	21	17
Additional paid-in capital	101,544	66,301
Accumulated deficit	(70,584)	(56,043)
Total stockholders’ equity	30,981	10,275
Total liabilities and stockholders’ equity	$33,801	$13,141
See accompanying notes to the financial statements.

SOLITON, INC.
STATEMENTS OF OPERATIONS

(in thousands,except for share and per share data)	For the Year Ended December 31,
	2020	2019
Revenue	$—	$—

Operating expenses:
Research and development	4,631	4,679
Sales and marketing	1,023	189
Depreciation expense	292	217
General and administrative expenses	8,457	7,858
Write-down of intangible assets and equipment	291	—
Total operating expenses	14,694	12,943

Loss from operations	(14,694)	(12,943)

Other (expense) income:
Interest expense	—	(823)
Other income	153	14
Total other expense	153	(809)

Loss before income taxes	(14,541)	(13,752)
Income tax expense	—	—

Net loss	$(14,541)	$(13,752)

Accrued dividends to Series A and Series B preferred stockholders	—	(160)
Net loss attributable to common stockholders	$(14,541)	$(13,912)

Net loss per common share, basic and diluted	$(0.77)	$(1.00)

Weighted average number of common shares outstanding, basic and diluted	18,955,861	13,841,884
See accompanying notes to the financial statements.

SOLITON, INC.
STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Par	Shares	Par	Shares	Par

Balance December 31, 2018	417	$—	2,118	$2	1,998	$2	$22,569	$(42,131)	$(19,558)

Stock-based compensation	—	—	—	—	—	—	2,488	—	2,488
Debt discount on convertible notes and notes payable – issuance of warrants	—	—	—	—	—	—	146	—	146
Payment of deferred direct issuance costs	—	—	—	—	—	—	(186)	—	(186)
Issuance of common shares for extinguishment of preferred shares	(417)	—	(2,118)	(2)	2,535	2	—	—	—
Issuance of common shares for extinguishment of convertible debt	—	—	—	—	7,098	7	11,826	—	11,833
Issuance of common shares for extinguishment of dividends payable	—	—	—	—	955	1	4,773	—	4,774
Issuance of common shares from IPO, net of costs	—	—	—	—	2,173	2	9,871	—	9,873
Issuance of common shares for accelerated vesting	—	—	—	—	128	—	—	—	—
Issuance of common shares for June PIPE offering, net of costs	—	—	—	—	675	1	8,643	—	8,644
Issuance of common shares for October PIPE offering, net of costs	—	—	—	—	485	1	5,738	—	5,739
Issuance of common shares	—	—	—	—	886	1	(1)	—	—
Accrued preferred dividends	—	—	—	—	—	—	—	(160)	(160)
Net loss	—	—	—	—	—	—	—	(13,752)	(13,752)
Debt forgiveness	—	—	—	—	—	—	434	—	434

Balance December 31, 2019	—	$—	—	$—	16,933	$17	$66,301	$(56,043)	$10,275

Stock-based compensation	—	—	—	—	—	—	3,201	—	3,201
Issuance of common shares	—	—	—	—	40	—	—	—	—
June 2020 common stock offering, net of costs	—	—	—	—	4,217	4	32,042	—	32,046
Net loss	—	—	—	—	—	—	—	(14,541)	(14,541)

Balance December 31, 2020	—	$—	—	$—	21,190	$21	$101,544	$(70,584)	$30,981
See accompanying notes to the financial statements.

SOLITON, INC.
STATEMENTS OF CASH FLOWS

(in thousands)	For the Years Ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,541)	$(13,752)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	292	217
Stock-based compensation	3,201	2,488
Write-down of intangible assets and equipment	291	—
Amortization of debt discount	—	665
Changes in operating assets – (Increase)/Decrease:
Inventory	(353)	—
Prepaid expenses and other current assets	(45)	(86)
Changes in operating liabilities – Increase/(Decrease):
Accounts payable	(625)	(370)
Accrued liabilities	283	76
Accrued interest – non-related party	—	11
Accrued interest – related party	—	146

NET CASH USED IN OPERATING ACTIVITIES:	(11,497)	(10,605)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for the purchase of property and equipment	(834)	(830)
Payments for acquisition of intangibles	(34)	(13)
NET CASH USED IN INVESTING ACTIVITIES:	(868)	(843)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of non-convertible notes payable and accrued interest - related party and non- related party	—	(1,005)
Proceeds from the issuance of non-convertible notes payable - non-related party	—	300
Proceeds from issuance of common shares, net of costs	32,046	24,096
NET CASH PROVIDED BY FINANCING ACTIVITIES:	32,046	23,391

Net increase in cash, cash equivalents and restricted cash	19,681	11,943
Cash, cash equivalents and restricted cash, beginning of period	12,076	133
Cash, cash equivalents and restricted cash, end of period	$31,757	$12,076

Supplemental cash flow disclosures:
Cash paid for interest	$—	$20

Non-cash investing and financing activities:
Accrued direct issuance costs – offering	$—	$(277)
Additions to property and equipment included in accounts payable	$295	$—
Capital contributions – debt forgiveness	$—	$434
Accrued preferred dividends	$—	$160
Debt discount on convertible notes and notes payable – issuance of warrants	$—	$146
Issuance of common stock for extinguishment of convertible note payable - related party and non-related party	$—	$11,833
Issuance of common stock for extinguishment of dividends payable	$—	$4,773
Issuance of common stock for extinguishment of preferred stock A and preferred stock B	$—	$3
See accompanying notes to the financial statements.

SOLITON, INC.
NOTES TO THE FINANCIAL STATEMENTS
1.    Organization and Nature of Business
Soliton, Inc. (the “Company”) was organized under the laws of the State of Delaware on March 27, 2012. The Company operates in one segment as a medical device company organized to develop and commercialize products utilizing its proprietary Rapid Acoustic Pulse ("RAP") technology platform. The Company is a pre-revenue stage company with its first products being developed for the removal of tattoos and the reduction of cellulite. The Company received clearance from the U.S. Food & Drug Administration ("FDA") for its tattoo removal indication in June of 2019 and for temporary improvement in the appearance of cellulite in January 2021. The Company is based in Houston, Texas. Upon completion of the development of its products and regulatory clearances to market such products, the Company anticipates revenue will be driven by the sale of its RAP console and disposable cartridges to dermatologists, plastic surgeons and other physician offices, as well as medi-spas under the supervision of a doctor.
Material Uncertainties
The Company is an early stage and emerging growth company ("EGC") and has not generated any revenues to date. As such, the Company is subject to all of the risks associated with early stage and emerging growth companies. Since inception, the Company has incurred losses and negative cash flows from operating activities.
For the years ended December 31, 2020 and 2019, the Company incurred net losses of $14.5 million and $13.8 million, respectively, and had net cash flows used in operating activities of $11.5 million and $10.6 million, respectively. At December 31, 2020, the Company had an accumulated deficit of $70.6 million, positive working capital of $29.4 million and cash of $31.8 million. The Company does not expect to experience positive cash flows from operating activities in the near future and anticipates incurring operating losses for the next few years as it supports the commercial launch of its products and continues to invest in research and development for additional indications in the Company's pipeline. The Company expects its cash, cash equivalents and restricted cash on hand of $31.8 million as of December 31, 2020 will be sufficient to fund the Company's operations into the third quarter of 2022 but not beyond.
These factors raise uncertainties about the Company's ability to fund operations in future years. If the Company needs additional capital or financing to continue to execute its business plan or a change to its business plan, including obtaining additional regulatory clearance for its products currently under development and commercializing and generating revenues from products under development, there is no assurance that additional capital or financing will be available when needed or that management will be able to raise capital or obtain financing on terms acceptable to the Company. A failure to raise sufficient capital or obtain financing could adversely impact the Company’s ability to achieve its intended business objectives and meet its financial obligations beyond the third quarter of 2022. The accompanying financial statements do not include any adjustments to reflect this uncertainty.

2.    Summary of Significant Accounting Policies
Basis of Presentation
The accompanying annual financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).
During the year ended December 31, 2020, the Company evaluated all costs presented as research and development ("R&D") costs and determined that the patent costs were related to activities similar to those described in ASC 730-10-55-2(i). Accordingly, the Company concluded the activities did not meet the definition of R&D activities. The amount of patent costs included in the R&D line of the Company's Statement of Operations for each of the years ended December 31, 2020 and 2019 were $0.4 million. The Company evaluated the effect of these errors in classification under ASC 250, "Accounting Changes and Error Corrections", Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" and SAB No. 99, "Materiality". The errors did not materially misstate any previously issued financial statements. The Company considered both quantitative and qualitative characteristics of the errors and required corrections and determined it was not necessary to restate the financial statements or unaudited interim period financial statements that were previously issued. The Company reclassified the 2019 amounts to general and administrative expenses and will reclassify comparative 2020 amounts to conform to 2021 amounts in prospective interim period financial statements.

Segments
The Company operates in one reportable segment based on management’s view of its business for purposes of evaluating performance and making operating decisions.
Use of Estimates in Financial Statement Presentation
The preparation of these financial statements and accompanying notes in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. The Company's significant estimates and assumptions include estimated work performed but not yet billed by contract manufacturers, engineers and research organizations, the valuation of equity related instruments, depreciable lives of long-lived assets, the valuation allowance related to deferred taxes and the valuation of stock-based compensation awards. Some of these judgments can be subjective and complex, and, consequently, actual results could differ from those estimates. Although the Company believes that its estimates and assumptions are reasonable, they are based upon information available at the time the estimates and assumptions were made. Actual results could differ from those estimates.
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
Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid accounts with original maturities of three months or less to be cash equivalents. The Company participates in an insured cash sweep program through its bank that sweeps cash balances exceeding the FDIC insured limit of $0.25 million into multiple accounts. Periodically in the ordinary course of business, the Company may carry cash balances at financial institutions in excess of the insured limits of $0.25 million.
Restricted cash consists of amounts held in deposit with the Company’s bank to collateralize a letter of credit which supports the Company's obligations to pay or perform according to the requirements of an underlying agreement with a certain vendor. Such letter of credit has an initial term of one year, renews automatically and can only be modified or canceled with the approval of the beneficiary. As of December 31, 2020, the letter of credit was not used.
Inventory

Inventory is valued at the lower of cost or net realizable value using the first-in, first-out ("FIFO") method. Inventory consists of raw materials purchased by the Company and held offsite by a vendor. As of December 31, 2020 and 2019, the Company had inventory of $0.4 million and $0.0 million, respectively.
Property and Equipment
Property and equipment are stated at historical cost and depreciated on a straight-line basis over their estimated useful lives, generally three to five years. Leasehold improvements are depreciated over the shorter of the remaining lease term or useful lives of the assets. Upon disposition of the assets, the costs and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations. Repairs and maintenance costs are included as expense in the accompanying statement of operations.
Intangible Assets

Intangible assets include trademarks. At December 31, 2020 and 2019, the Company had trademarks of $0.1 million. The Company does not amortize trademarks with indefinite useful lives, rather, such assets are required to be tested for impairment at least annually or sooner if events or changes in circumstances indicate that the asset may be impaired. During the year ended December 31, 2020, the Company wrote down a trademark, included in the write-down of intangible assets and equipment line item in the accompanying statement of operations, with net book value of $19.7 thousand.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be realizable or at a minimum annually during the fourth quarter of the year. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying value to determine if an impairment of such asset is necessary. The effect of any impairment would be to expense the difference between the fair value of such asset and its carrying value.
Deferred Rent

Deferred rent is recorded and amortized to the extent the total minimum rental payments allocated to the current period on a straight-line basis differ from the cash payments required.
Fair Value Measurements
Fair value is defined as the price which would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies, is as follows:
Level 1 Inputs - Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.
Level 2 Inputs - Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for identical or similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment spreads, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.
Level 3 Inputs - Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.
At December 31, 2020 and 2019, the carrying amounts of the Company's financial instruments, including cash, cash equivalents and restricted cash, and accounts payable, approximate their respective fair value due to the short-term nature of these instruments.
At December 31, 2020 and 2019, the Company does not have any assets or liabilities required to be measured at fair value on a recurring basis.

Warrants to Purchase Common Stock

The Company evaluates the terms of warrants to determine the appropriate accounting and classification pursuant to ASC Topic 480, Distinguishing Liabilities from Equity, ASC Topic 505, Equity, ASC Topic 815, Derivatives and Hedging, and ASC Topic 718, Stock-based Compensation. The Company issued warrants to purchase shares of common stock related to (i) bridge notes issued prior to its IPO, (ii) private investment in public equity ("PIPE") deals, and (iii) as part of underwriter compensation in 2019 and 2018. The Company determined, for each issuance, that its warrants did not need to be accounted for as a liability. Accordingly, the warrants were classified as equity and are not subject to remeasurement at each balance sheet date.

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

Equity classified warrants issued to non-employees in exchange for services are accounted for in accordance with ASC 718 which requires all stock-based payments be recognized in the consolidated statements of operations based on their fair value. The fair value of warrants is estimated using the Black-Scholes option pricing model, based on the market value of the underlying common stock at the measurement dates, the contractual terms of the warrants, risk-free interest rates and historical volatility of comparable companies' stock. There are no expected dividends.

Components of our Results of Operations and Financial Condition

Operating expenses

The Company classifies its operating expenses into four categories: (i) research and development; (ii) sales and marketing; (iii) general and administrative; and (iv) depreciation.

Research and development

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

•fees paid to clinical consultants, clinical trial sites and vendors, including clinical research organizations, in preparation for clinical trials and our applications with the FDA; and

•costs related to filings with regulatory agencies.

The Company records accrued expenses for estimated costs of its research and development activities conducted by third-party service providers, which include the conducting of pre-clinical studies, preparation for and conducting of clinical trials, contract engineering and design activities, and other development costs. The Company records the estimated costs of research and development activities based upon the estimated amount of services provided but not yet invoiced and it includes these costs in accrued liabilities in the balance sheets and within research and development expense in the statements of operations as they are incurred. These costs are a significant component of our research and development expenses. The Company records accrued expenses for these costs based on the estimated amount of work completed and in accordance with agreements established with these third parties.

The Company estimates the amount of work completed through discussions with internal personnel and external service providers as to the progress or stage of completion of the services and the agreed-upon fee to be paid for such services. The Company makes significant judgments and estimates in determining the accrued balance in each reporting period. As actual costs become known, the Company adjusts its accrued estimates. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of the status and timing of services performed may vary from its estimates and could result in the Company reporting amounts that are too high or too low in any particular period. The Company's accrued expenses are dependent, in part, upon the receipt of timely and accurate reporting from clinical research organizations, engineering firms and other third-party service providers. To date, there have been no material differences from its accrued expenses to actual expenses.

The Company expects its research and development expenses to increase in the future as it advances its product into and through clinical trials, pursues additional regulatory approvals of its product in the United States, and continues commercial development of its RAP device and replaceable cartridge. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming. The actual probability of success for the Company's technology may be affected by a variety of factors including: the quality of its product, early clinical data, investment in its clinical program, competition, manufacturing capability and commercial viability. The Company may not succeed in achieving all necessary regulatory approvals for any of its product candidates. As a result of the uncertainties discussed above, the Company is unable to determine the duration and completion costs of its research and development process or when and to what extent, if any, it will generate revenue from the commercialization and sale of its device.

Sales and marketing

Sales and marketing expenses consist of marketing, conferences, web development, advisory boards and other miscellaneous expenses. The salaries and expenses of our personnel primarily engaged in sales, marketing and customer service functions are included in sales and marketing expense. As we commercialize, we expect our sales and marketing expense to increase due to the anticipated growth of our business and related infrastructure as well as expanding our sales, marketing and support personnel. The Company recognizes expenses to develop advertising materials as they are incurred.

General and administrative

General and administrative expenses consist of personnel related costs, which include salaries, as well as the costs of professional services, such as accounting and legal, facilities, information technology, stock-based compensation for general and administrative personnel, insurance, travel costs, other administrative expenses and patent costs. The Company expects its general and administrative expense to increase due to the anticipated growth of its business and related infrastructure as well as accounting, insurance, investor relations and other costs associated with being a public company.

Depreciation

Depreciation expense consists of depreciation on the Company's property and equipment. The Company depreciates its assets over their estimated useful lives. The Company estimates research and development equipment and lab equipment to have a five year life; computer equipment and software to have a three year life; furniture to have a three year life; and leasehold improvements to be depreciated over the shorter of the remaining lease term or useful lives of the asset.
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
In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company has recorded a full valuation allowance against its net total deferred tax assets as of December 31, 2020 and 2019 because management determined that it is not more likely than not that those assets will be realized. Accordingly, there was no income tax benefit for all periods presented.
Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company's financial statements as of December 31, 2020. The Company does not expect any significant changes in the unrecognized tax benefits within twelve months of the reporting date.
The Company's policy is to classify interest expense and any related penalties related to income tax uncertainties as a component of income tax expense. No interest or penalties have been recognized in 2020 and 2019.
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
As of December 31, 2020, potentially dilutive securities included options to purchase 3,919,550 common shares, unvested restricted stock of 308,344 shares and warrants to purchase 1,324,608 common shares.
As of December 31, 2019, potentially dilutive securities included options to purchase 2,883,550 common shares, unvested restricted stock of 158,336 shares and warrants to purchase 1,374,608 common shares.
JOBS Act Accounting Election
The Company is an EGC, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). The JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an EGC, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an EGC nor an EGC which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Subsequent Events
The Company’s management reviewed all material events through the date that the financial statements were issued for subsequent event disclosure consideration as discussed in Note 9.
Recent Accounting Standards
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842) ("ASC 842"), which establishes a right-of-use (“ROU”) model requiring a lessee to recognize an ROU asset and a lease liability for all leases with terms greater than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASC 842 was originally effective for fiscal years beginning after December 15, 2019, and interim periods beginning after December 15, 2020 with early adoption permitted. Since issuing ASC 842, the FASB has delayed the effective date of ASC 842 for private companies to fiscal years beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022. Given the Company's status as an EGC, the Company will adopt ASC 842 in accordance with the private company guidance. The modified retrospective transition approach applies to leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company has the option to instead apply the provisions at the effective date without adjusting the comparative periods presented. The Company is currently evaluating the impact of this guidance on its financial position, results of operations, and cash flows.

The Company does not believe that any other recently issued effective standards, or standards issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.
Reclassifications

In certain instances, amounts reported in the prior year financial statements have been reclassified to conform to the current financial statement presentation. Such reclassifications had an effect on previously reported cash flows between operating and investing activities and previously reported expenses between research and development expenses and general and administrative expenses.

3.    Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31, 2020	December 31, 2019
Prepaid insurance	$49	$94
Other prepaids and receivables	92	2
Total prepaid expenses and other current assets	$141	$96
At December 31, 2020, other prepaids and receivables largely included payments made to vendors for work that has not yet been completed, payments made as a result of listing requirements for public companies and prepaid software subscriptions.

4.    Property and Equipment
Property and equipment consisted of the following (in thousands):

	December 31, 2020	December 31, 2019
Computer equipment and software	$171	$127
Construction in progress	710	—
Research and development equipment	248	245
Lab equipment	390	780
Tooling	366	—
Leasehold improvements	271	271
Furniture	20	20
Subtotal	2,176	1,443
Less: accumulated depreciation	(763)	(595)
Total property and equipment	$1,413	$848

As of December 31, 2020 and 2019, the Company had $0.3 million and $0.7 million, respectively, of lab equipment, net, in the field at clinical trial sites and held by a vendor for final testing. Depreciation of this equipment started when it was placed in service in June 2019. During the year ended December 31, 2020, the Company wrote-down lab equipment by $0.3 million and included it in the write-down of intangible assets and equipment line item in the accompanying statement of operations.
Depreciation expense for the years ended December 31, 2020 and 2019 was $0.3 million and $0.2 million, respectively.

5.    Notes Payable
In connection with the closing of the IPO on February 19, 2019, convertible notes (and related accrued interest) of $11.8 million were converted into 6,825,391 shares of the Company's common stock. Certain notes automatically converted, according to their terms, into common stock. Certain holders were not permitted to convert such notes to the extent that the holders or any of its affiliates would beneficially own in excess of 4.99% of the Company’s common stock after such conversion. Due to this limitation, principal representing $47.8 thousand of these notes remained and was later converted into 273,034 shares of the Company's common stock in August and September 2019 when the conversion did not result in the holders and any of its affiliates owning more than 4.99% of the Company's outstanding common shares. All remaining debt instruments were settled at the closing of the IPO.

6.    Commitments and Contingencies
On April 5, 2012, the Company entered into a Patent and Technology License Agreement with MD Anderson. Pursuant to the agreement, the Company obtained a royalty-bearing, worldwide, exclusive license to intellectual property including patent rights related to the patents and technology the Company uses. Under the agreement, the Company agreed to pay a nonrefundable license documentation fee in the high-five digits 30 days after the effective date of the agreement. Additionally, the Company agreed to pay a nonrefundable annual maintenance fee starting on the third anniversary of the effective date of the agreement, which escalates each anniversary and is currently in the mid-five digits. Additionally, the Company agreed to a running royalty percentage of net sales in the mid-single digits. The Company also agreed to make certain milestone payments in the low to mid-six digits and sublicensing payments, including a $0.25 million milestone payment made in June 2019 after the Company received U.S. Food & Drug Administration ("FDA") clearance for our RAP device for tattoo removal. The specific patents initially subject to the agreement expire between 2031 and 2032.
MD Anderson has the right to terminate the agreement upon advanced notice in the event of a default by the Company. The agreement will expire upon the expiration of the licensed intellectual property. The rights obtained by the Company pursuant to the agreement are made subject to the rights of the U.S. government to the extent that the technology covered by the licensed intellectual property was developed under a funding agreement between MD Anderson and the U.S. government. To the extent that is the case, the Company's license agreement with, and the intellectual property rights it has licensed from MD Anderson, are subject to such a funding agreement and any superior rights that the U.S. government may have with respect to the licensed intellectual property. Therefore, there is a risk that the intellectual property rights the Company has licensed from MD Anderson may be non-exclusive or void if a funding agreement related to the licensed technology between MD Anderson and the U.S. government does exist and depending on the terms of such an agreement. Notwithstanding the foregoing, the Company does not believe our RAP technology received any federal funding. All out-of-pocket expenses incurred by MD Anderson in filing, prosecuting and maintaining the licensed patents have been and shall continue to be assumed by the Company. For the years ended December 31, 2020 and 2019, the Company paid $0.1 million and $0.3 million, respectively, for expenses related to this agreement, including a $0.25 million milestone payment made in June 2019 after the Company received FDA clearance for its RAP device for tattoo removal.
As the inventor of the intellectual property licensed from MD Anderson, Dr. Capelli, the Company's Chief Science Officer, is entitled to 50% of the license income (which is determined after MD Anderson recoups any costs associated therewith) that the Company is required to pay to MD Anderson pursuant to the Company's license agreement with MD Anderson. For the years ended December 31, 2020 and 2019, Dr. Capelli received $37.5 thousand and $0.2 million, respectively, from MD Anderson. In addition, Dr. Capelli is entitled to 50% of the proceeds (after the recoupment of any costs associated therewith) from the sale by MD Anderson of 175,000 shares issued to MD Anderson in connection with the license agreement.
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
Purchase Commitments
As of December 31, 2020 the Company had purchase obligations of $2.6 million to Emphysys. This commitment is for services used in the ordinary course of business and does not represent excess commitments or loss contracts. The remaining minimum purchase obligations were $1.0 million and $1.6 million, respectively, for the 12 month periods ending June 30, 2021 and June 30, 2022.
Lease Commitments
The Company leases space for its corporate office, which provides for an original 63 month term beginning on February 1, 2016, with initial rent payments of $7.9 thousand per month that escalate annually to a maximum of $8.9 thousand per month through the expiration of the agreement. On September 15, 2020, the Company entered into a 12 month extension of its corporate office lease. Total rent expense under this office space lease arrangement for the years ended December 31, 2020 and 2019 was $0.1 million and $0.1 million, respectively.
Future minimum lease payments under the operating leases as of December 31, 2020 were $0.1 million through the lease term ending in April 2022.
Letters of Credit

The Company has an irrevocable letter of credit which supports its obligations to pay or perform according to the requirements of an underlying agreement with a certain vendor. Such letter of credit has an initial term of one year, renews automatically for an additional year and can only be modified or canceled with the approval of the beneficiary. As of December 31, 2020, the letter of credit was not used.

Legal Proceedings
In the normal course of business, from time-to-time, the Company may be subject to claims in legal proceedings. However, the Company does not believe it is currently a party to any pending legal actions. Notwithstanding, legal proceedings are subject to inherent uncertainties, and an unfavorable outcome could include monetary damages and, in such event, could result in a material adverse impact on the Company's business, financial position, results of operations, or cash flows.
Employment Agreements

The Company has agreements with certain employees to provide certain benefits in the event of termination where the base salary and certain other benefits would aggregate $2.9 million using the rate of compensation in effect at December 31, 2020.

7.    Stockholders’ (Deficit) Equity
Initial Public Offering
On February 19, 2019, the Company consummated its initial public offering (“IPO”), selling a total of 2,172,591 shares of common stock at a purchase price of $5.00 per share for gross proceeds of $10.9 million and net proceeds of $9.7 million. In connection with the closing of the IPO, convertible notes (and related accrued interest) of $11.8 million were converted into 6,825,391 shares of common stock, accrued dividends of $4.8 million were converted into 954,696 shares of common stock, and preferred stock, both Series A and Series B, were converted into 2,534,766 shares of common stock. In addition, 127,500 shares of unvested restricted stock grants were immediately vested upon the completion of the IPO. Total shares of common stock outstanding at the closing of the IPO amounted to 14,613,000. Upon the closing of the IPO, certain notes were to be automatically converted according to their terms into the Company’s common stock to the extent allowed; notes were not permitted to convert to the extent that the holders or any of its affiliates would beneficially own in excess of

4.99% of the Company’s common stock after such conversion. Due to this 4.99% limitation, principal representing $47.8 thousand of these notes remained outstanding and were converted into 273,034 shares of the Company's common stock in August and September 2019 when the conversion did not result in the holders and any of its affiliates to own more than 4.99% of the Company's outstanding common shares.
PIPE Offerings
On June 16, 2019, the Company entered into a private offering with certain institutional and accredited investors for the sale by the Company in a private placement of 675,000 units (each a “June Unit”) issued at $14.00 per June Unit for total gross proceeds of $9.5 million. Each June Unit consisted of (i) one share of its common stock, and (ii) a warrant to purchase 0.7 shares (a total of 472,500) of common stock (each a “June Warrant”) (collectively, "June PIPE"). The June Warrants included in the June Units are exercisable at a price of $16.00 per share commencing on the date of issuance and will expire on August 23, 2024. On July 1, 2019, the Company filed a Registration Statement on Form S-1 to register for resale the common stock underlying the June Units sold with the Company's June 2019 private offering. The Company's net proceeds from the closing of the sale of the June Units on June 19, 2019 were $8.6 million after deducting the placement agent fees and offering expenses payable by the Company.

On October 10, 2019, the Company entered into a second private placement of 485,250 units (each an “October Unit”) issued at $12.88 per October Unit for total gross proceeds of $6.3 million. Each October Unit consisted of (i) one share of the Company’s common stock, and (ii) a warrant to purchase 1.1 shares (a total of 533,775) of common stock (each an “October Warrant”) (collectively, "October PIPE"). The October Warrants included in the October Units are exercisable at a price of $12.88 per share commencing on the date of issuance and will expire on October 10, 2024. On November 8, 2019, the Company filed a Registration Statement on Form S-1 to register for resale the common stock underlying the October Units sold with the Company's October 2019 private offering. The Company's net proceeds from the closing of the sale of the October Units on October 11, 2019 were $5.7 million after deducting the placement agent fees and offering expenses payable by the Company.
Public Offering
On June 30, 2020, the Company completed its June 2020 Common Stock Offering (the "June 2020 Offering") of 4,216,868 shares of common stock for total gross proceeds of $35.0 million. The shares of Company common stock were sold at a public offering price of $8.30 per share and were purchased by the underwriters from the Company at a price of $7.719 per share. Net proceeds from the sale of the common stock on June 30, 2020 were $32.0 million after deducting underwriting discounts and offering expenses.
2018 Stock Plan
In June 2018, the Company’s Board and stockholders adopted the 2018 Stock Plan. The 2018 Stock Plan is designed to enable the Company to offer employees, officers, directors and consultants, as defined, an opportunity to acquire a proprietary interest in the Company. The types of awards that may be granted under the 2018 Stock Plan include stock options, stock appreciation rights, restricted stock, and other stock-based awards subject to limitations under applicable law. All awards are subject to approval by the Company’s Board. The 2018 Stock Plan reserves shares of common stock for issuance in accordance with the 2018 Stock Plan’s terms. Total number of shares reserved and available for issuance under the plan is 4,150,000 shares. As of December 31, 2020, 45,450 shares remained available for grant under the 2018 Stock Plan.

Restricted Stock
Restricted stock activity for the years ended December 31, 2020 and 2019 is summarized as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2018	127,500	$3.21
Granted	200,000	11.54
Vested	(169,164)	5.26
Unvested at December 31, 2019	158,336	$11.54
Granted	200,000	7.16
Vested	(49,992)	11.54
Unvested at December 31, 2020	308,344	$8.70

On May 8, 2019, the Company granted and issued 200,000 shares of restricted common stock to three consultants in connection with the provision of services pursuant to agreements entered into in April 2019. The consultants were each accredited investors. 25,000 shares vested within 4 months of the approval date of the agreement. The remaining 175,000 shares vest over 42 months, beginning on September 19, 2019. As of December 31, 2020, 91,656 shares have vested and 108,344 remain unvested.
On October 30, 2020, the Company granted 200,000 shares of restricted common stock to the Company's Chief Executive Officer in connection with his employee agreement. The shares vest 25% on each anniversary date of the agreement, as long as the executive remains employed with the Company and fully vest upon a change of control. As of December 31, 2020, 200,000 shares remain unvested.

During the years ended December 31, 2020 and 2019, the Company recorded $0.6 million and $0.9 million, respectively, in stock-based compensation for the restricted shares previously issued.

As of December 31, 2020, there was $2.5 million of unrecognized stock-based compensation expense related to restricted shares with a weighted-average remaining expense period of 3.31 years.

Stock Options
The following table summarizes stock option activities for the years ended December 31, 2020 and 2019:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (in Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2018	2,235,000	$1.74	9.44	$23,100
Granted	648,550	6.03	—	—
Outstanding, December 31, 2019	2,883,550	2.70	8.62	$23,861,981
Granted	1,036,000	9.38	—	—
Outstanding, December 31, 2020	3,919,550	$4.47	8.11	$13,095,054

Exercisable, December 31, 2020	1,627,425	$2.47	7.59	$8,696,368

During the year ended December 31, 2020, the Company granted certain individuals options to purchase 1,036,000 shares of common stock with an average exercise price of $9.38 per share, with contractual terms ranging from 1 to 10 years, and vesting periods that include 8.33% monthly over 1 year, 100% on 1 year anniversary date and 25% per year over 4 years. The options have an aggregate grant date fair value of $7.0 million that was calculated using the Black-Scholes option pricing model. Variables used in the Black-Scholes option pricing model include: (1) discount rates ranging from 0.1% to 1.6% based on the daily yield curve rates for U.S. Treasury obligations, (2) expected lives ranging from 5.50 years to 6.25 years based on the simplified method (vesting plus contractual term divided by two), (3) expected volatility ranging from 83.1% to 83.4% based on the historical volatility of comparable companies' stock, (4) no expected dividends and (5) fair values of the Company's stock ranging from $6.44 to $13.50 per share.
In January 2019, certain individuals agreed to the extinguishment of $0.5 million in deferred compensation, including $0.4 million for individuals still with the Company, that had been earned through September 30, 2018 and was to be repaid out of the proceeds from the Company's IPO. In recognition of this extinguishment of deferred compensation, during the three months ended March 31, 2019, the Company granted these individuals options to purchase 401,750 shares of the Company’s common stock with an exercise price of $1.75 per share, for a term of 10 years, and a vesting period of 25% per quarter over one year. The options have an aggregated grant date fair value of $0.5 million that was calculated using the Black-Scholes option pricing model. Variables used in the Black-Scholes option pricing model include: (1) discount rate of 2.53% based on the daily yield curve rates for U.S. Treasury obligations, (2) expected life of 5.27 years based on the simplified method (vesting plus contractual term divided by two), (3) expected volatility of 84.3% based on the historical volatility of comparable companies' stock, (4) no expected dividends and (5) fair market value of the Company's stock at $1.67 per share which value was determined by the Company's Board after reviewing and considering, among other factors, a valuation report issued by an independent appraisal firm.
In addition, during the year ended December 31, 2019, the Company granted certain individuals options to purchase 246,800 shares of the Company’s common stock with an average exercise price of $13.00 per share, for a term of 10 years, and a vesting period ranging from one year to 25% per year over four years. The options have an aggregated grant date fair value of $2.8 million that was calculated using the Black-Scholes option pricing model. Variables used in the Black-Scholes option pricing model include: (1) discount rates ranging from 1.65% to 2.12% based on the daily yield curve rates for U.S. Treasury obligations, (2) expected lives ranging from 5.50 to 6.25 years based on the simplified method (vesting plus contractual term divided by two), (3) expected volatility ranging from 82.99% to 85.06% based on the historical volatility of comparable companies' stock, (4) no expected dividends and (5) fair market value of the Company's stock ranging from $5.73 to $17.50 per share.
All options issued and outstanding are being amortized over their respective vesting periods. During the years ended December 31, 2020 and 2019, the Company recorded $2.6 million and $1.6 million, respectively, of stock-based compensation expense for options. The unrecognized stock-based compensation expense at December 31, 2020 was $7.9 million with a weighted-average remaining expense period of 2.39 years.
Warrants
In January and February 2019, the Company issued warrants to purchase 300,000 shares of common stock at an exercise price of $1.75 on various dates. The warrants were issued to investors in connection with debt issued prior to the IPO and resulting settlements of debt.
On February 19, 2019, the Company issued warrants to the underwriters of the Company's IPO to purchase 152,081 shares of common stock at an exercise price of $6.00. The warrants expire five years from the date of issuance.
The total grant date fair value of the 452,081 warrants was $0.8 million, which was determined utilizing the Black-Scholes option pricing model. Variables used in the Black-Scholes option pricing model include (1) discount rates in the range of 2.47% to 2.80% based on the daily yield curve rates for U.S. Treasury obligations, (2) expected term of five years based on the term of the warrants, (3) expected volatilities of 84.09% to 84.45% based on the historical volatility of comparable companies' stock, (4) no expected dividends, and (5) fair value of the Company's stock at $1.67 per share for warrants issued prior to the IPO, a value determined by the Company's Board after reviewing and considering, among other factors, a valuation report issued by an independent appraisal firm, or the fair market value of the Company's stock at the closing of its' IPO on February 19, 2019 of $4.87 for warrants on that day.

As a result of the Company’s IPO closing on February 19, 2019, $0.7 million of unamortized issuance costs were accelerated and recorded as expense, including $0.1 million for costs associated with convertible notes, $0.1 million for warrants issued in connection with the convertible notes and $0.5 million for warrants issued in connection with non-convertible notes issued prior to the IPO. Warrants issued to underwriters in connection with the IPO were treated as deal costs.

On June 16, 2019, the Company entered into a private offering with certain institutional and accredited investors for the sale by the Company in a private placement of 675,000 units (each a “June Unit”) issued at $14.00 per June Unit for total gross proceeds of $9.5 million. Each June Unit consisted of (i) one share of its common stock, and (ii) a warrant to purchase 0.7 shares (a total of 472,500) of common stock (each a “June Warrant”) (collectively, "June PIPE"). The June Warrants included in the June Units are exercisable at a price of $16.00 per share commencing on the date of issuance and will expire on

August 23, 2024. On July 1, 2019, the Company filed a Registration Statement on Form S-1 to register for resale the common stock underlying the June Units sold with the Company's June 2019 private offering. The Company's net proceeds from the closing of the sale of the June Units on June 19, 2019 were $8.6 million after deducting the placement agent fees and offering expenses payable by the Company.

The grant date fair value of the 472,500 June Warrants was $4.4 million, which was determined utilizing the Black-Scholes option pricing model. Variables used in the Black-Scholes option pricing model include (1) discount rate of 1.85% based on the daily yield curve rates for U.S. Treasury obligations, (2) expected term of five years based on the term of the warrants, (3) expected volatility of 84.94% based on the historical volatility of comparable companies' stock, (4) no expected dividends, and (5) fair value of the Company's stock at $14.30 per share.

On October 10, 2019, the Company entered into a second private placement of 485,250 units (each an “October Unit”) issued at $12.88 per October Unit for total gross proceeds of $6.3 million. Each October Unit consisted of (i) one share of the Company’s common stock, and (ii) a warrant to purchase 1.1 shares (a total of 533,775) of common stock (each an “October Warrant”) (collectively, "October PIPE"). The October Warrants included in the October Units are exercisable at a price of $12.88 per share commencing on the date of issuance and will expire on October 10, 2024. On November 8, 2019, the Company filed a Registration Statement on Form S-1 to register for resale the common stock underlying the October Units sold with the Company's October 2019 private offering. The Company's net proceeds from the closing of the sale of the October Units on October 11, 2019 were $5.7 million after deducting the placement agent fees and offering expenses payable by the Company.

The grant date fair value of the 533,775 October Warrants was $4.5 million, which was determined utilizing the Black-Scholes option pricing model. Variables used in the Black-Scholes option pricing model include (1) discount rate of 1.59% based on the daily yield curve rates for U.S. Treasury obligations, (2) expected term of five years based on the term of the warrants, (3) expected volatility of 82.92% based on the historical volatility of comparable companies' stock, (4) no expected dividends, and (5) fair value of the Company's stock at $12.88 per share.

The fair value amount of the warrants from the two PIPE transactions were included in additional paid-in capital as deal costs.

The following table summarizes warrant activities for the years ended December 31, 2020 and 2019:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2018	776,350	$1.75	4.80	$—
Granted	1,458,356	10.88	—	—
Exercised	(685,900)	2.12	—	6,073,855
Forfeited (cashless exercise)	(174,198)	3.99	—	—
Outstanding, December 31, 2019	1,374,608	$10.97	4.43	$13,591
Exercised	(40,891)	1.75	—	247,799
Forfeited (cashless exercise)	(9,109)	1.75	—	—
Outstanding December 31, 2020	1,324,608	$11.32	3.44	$—

Exercisable, December 31, 2020	1,324,608	$11.32	3.44	$—

8.    Income Taxes
The Company files U.S. federal and various U.S. state income tax returns. Due to the Company’s losses, there was no income tax expense for the years ended December 31, 2020 and 2019.

The income tax provision differs from the amount using the statutory federal income tax rate of 21% for 2020 and 2019 for the following reasons (in thousands):

	December 31, 2020		December 31, 2019
	Amount	%	Amount	%
Tax benefit at the U.S. federal statutory rate	$(3,054)	(21.00)%	$(2,888)	(21.00)%
Tax rate change	—	—	—	—%
Permanent differences	5	0.03%	25	0.18%
Return to provision	(5)	(0.03)%	(25)	(0.18)%
Valuation allowance	3,054	21.00%	2,888	21.00%
Effective income tax rate	$—	—%	$—	—%
The effective income tax rate varied from the statutory rate in 2020 and 2019 primarily due to the increase in the valuation allowance.
Deferred tax assets and liabilities consist of the following (in thousands):

	December 31, 2020	December 31, 2019
Assets related to:
Accounts payable and accrued liabilities	$592	$588
Stock-based compensation	1,137	—
Net operating losses and start-up costs	11,785	9,891
Total deferred tax assets	13,514	10,479
Valuation allowance for deferred tax assets	(13,351)	(10,297)
Net deferred tax	163	182
Liabilities related to:
Accounts receivable and prepaid expenses	(30)	(20)
Depreciation and amortization	(133)	(162)
Net deferred tax liabilities	(163)	(182)

Net deferred tax assets	$—	$—

As of December 31, 2020, the Company’s filed tax returns include federal net operating loss (“NOL”) carryforwards of $56.1 million, including an NOL carryforward of $11.2 million for the year ended December 31, 2020. In addition, $24.6 million of this NOL carryforward begins expiring in 2032 through 2037. Under the new Tax Cuts and Jobs Act from 2018, carryforwards do not expire, but can only offset 80% of taxable income in the year the loss carryforward is used.
The Company has recorded a full valuation allowance against its net total deferred tax assets as of December 31, 2020 and 2019 because management determined that it is not more likely than not that those assets will be realized. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.
During the year ended December 31, 2020 and 2019, the valuation allowance increased by $3.1 million and $2.9 million, respectfully, due to additional net operating losses.

Note 9 - Subsequent Events
On January 21, 2021, the Company entered into a collaborative agreement with the United States Navy to further study the impact of the RAP device on the treatment of keloid and hypertrophic scars. The Company plans to initiate this study in the first half of 2021.
Also on January 21, 2021, the Company's Board granted certain individuals options to purchase 38,750 shares of common stock with an exercise price of $9.74 per share, a contractual term of 10 years and a vesting period of 25% per year over 4 years. Additionally, the Company's Board granted certain individuals and members of management options to purchase 372,900 shares of common stock subject to shareholder approval of the increase in the shares subject to the 2018 Stock Plan with an exercise price of $9.74 per share, a contractual term of 10 years, and vesting periods of 25% per year over 4 years. The options issued and fully approved had an aggregated grant date fair value of $0.3 million that was calculated using the Black-Scholes option pricing model. The options subject to shareholder approval had an aggregated grant date fair value of $2.7 million that was calculated using the Black-Scholes option pricing model. Variables used in the Black-Scholes option pricing model include: (1) a discount rate of 0.19% based on the daily yield curve rates for U.S. Treasury obligations, (2) expected life of 6.25 years based on the simplified method (vesting plus contractual term divided by two), (3) expected volatility of 88.90% based on the historical volatility of comparable companies' stock, (4) no expected dividends and (5) fair market value of the Company's stock of $9.74 per share. The options subject to shareholder approval will be valued using the Black-Scholes option pricing model upon shareholder approval.
On January 29, 2021, the FDA provided a 510(k) clearance for the Company's RAP device for temporary improvement in the appearance of cellulite.
On March 1, 2021, the Company entered into amendments to its amended and restated employment agreements dated February 25, 2019 with Lori Bisson, our chief financial officer, and Joe Tanner, our chief operating officer, pursuant to which the Company agreed to amend the severance period set forth in the employment agreements to 12 months from 9 months, and pursuant to which such officers agreed to extend the length of their non-solicitation and non-competition periods after termination from 9 months to 12 months.

On March 1, 2021, the Company adopted an executive severance plan (the “Severance Plan”) for each of the Company's executives with the title of vice president or above that do not have an employment agreement that provides severance benefits. Under the Severance Plan, if the Company terminates an executive other than for cause or good reason, each as defined in the Severance Plan, the executive will receive certain severance benefits for 6 months. As a condition to receiving these severance benefits, the executive is required to execute a release of claims agreement in favor of the Company. Although the Company has the right to amend or terminate the Severance Plan, the Company may not do so in any manner that diminishes any benefits being paid to an executive at the time of such amendment or termination.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.
None.
Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer (“CEO”), who serves as our principal executive officer, and our Chief Financial Officer (“CFO”), who serves as our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Form 10-K. Based on this evaluation, our CEO and our CFO concluded that as a result of the material weaknesses in our internal control over financial reporting discussed below, our disclosure controls and procedures were not effective at ensuring that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure.
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
Management’s Report on Internal Control Over Financial Reporting
Our CEO and our CFO are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon such assessment and due to both the limited staffing of the Company at its early stage of development and the existence of the material weaknesses in our internal control over financial reporting described below, our CEO and CFO have concluded that, as of December 31, 2020, our disclosure controls and procedures were not effective.
A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard 1305), or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As previously disclosed in our annual Report on Form 10-K for the year ended December 31, 2019, our management concluded that our internal control over financial reporting was, and continues to be ineffective, as of December 31, 2020 due to material weaknesses in our internal controls arising from a lack of segregation of duties, the limitations of our financial accounting system to properly segregate duties, and the absence of internal staff with extensive knowledge of SEC financial and GAAP reporting. It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to maintain effective segregation of duties on our assessment of our internal control over financial reporting and has concluded that the control deficiency represents a material weakness. In April 2019, an additional experienced staff was hired in the accounting and finance department and in August 2020, an experienced employee was hired in the accounting and finance department to focus on the further development of internal controls. Additionally, we hired one more experienced employee in the accounting and finance department in February of 2021 to further aid in the segregation of duties. In addition, we are retaining appropriate consultants to enhance our knowledge of SEC financial and GAAP reporting and upgrading our accounting system. Furthermore, management added additional mitigating controls with regards to cash disbursements; changes were made in our authorization processes to improve segregation of duties; and we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with GAAP. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.
Changes in Internal Control over Financial Reporting
We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the impact of COVID-19 on our internal controls to minimize the impact on their design and operating effectiveness.
There were no changes in our internal control over financial reporting that occurred during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information.
Our certificate of incorporation provides that the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors or officers to us or our stockholders, (iii) any action asserting a claim against us arising pursuant to any provision of the Delaware General Corporation Law, or our certificate of incorporation or the bylaws, and (iv) any action asserting a claim against us governed by the internal affairs doctrine. This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act or Securities Act.

This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, a court could find these provisions of our certificate of incorporation to be inapplicable or unenforceable in respect to one or more of the specified types of actions or proceedings, which may require us to incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial statements.

On March 1, 2021, we entered into amendments to our amended and restated employment agreements dated February 25, 2019 with Lori Bisson, our chief financial officer, and Joe Tanner, our chief operating officer, pursuant to which we agreed to amend the severance period set forth in the employment agreements to 12 months from 9 months, and pursuant to which such officers agreed to extend the length of their non-solicitation and non-competition periods after termination from 9 months to 12 months.

On March 1, 2021, we adopted an executive severance plan (the “Severance Plan”) for each of our executives with the title of vice president or above that do not have an employment agreement that provides severance benefits. Under the Severance Plan, if we terminate an executive other than for cause or good reason, each as defined in the Severance Plan, the executive will receive certain severance benefits for 6 months. For purposes of the Severance Plan, “cause” generally means the executive (i) pleads “guilty” or “no contest” to, or is convicted of a felony under federal or state law; (ii) engages in conduct, in the performance of the executive’s duties, that constitutes gross negligence or willful misconduct; (iii) engages in substantiated fraud, misappropriation or embezzlement; or (iv) engages in any willful misconduct that causes material harm to our reputation. For purposes of the Severance Plan, “good reason” means (i) we require the executive to be based at any office located more than 50 miles from the executive’s home; (ii) there is a 20% or greater reduction of the executive’s then current base salary, other than a general reduction in base salary that affects all similarly situated employees in substantially the same proportions; or (iii) a material breach by us of any agreement we enter into with the executive. As a condition to receiving these severance benefits, the executive is required to execute a release of claims agreement in favor of us. Although we have the right to amend or terminate the Severance Plan, we may not do so in any manner that diminishes any benefits being paid to an executive at the time of such amendment or termination.

PART III
Item 10.        Directors, Executive Officers and Corporate Governance
The information required by Part III, Item 10 is incorporated herein by reference to the sections titled “Election of Directors”, “Board of Directors and Committees of the Board of Directors”, “Executive Officers”, and “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement relating to the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 11.        Executive Compensation
The information required by Part III, Item 11 is incorporated herein by reference to the section titled “Executive Compensation” in our definitive proxy statement relating to the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Part III, Item 12 is incorporated herein by reference to the section titled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in our definitive proxy statement relating to the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13.        Certain Relationships and Related Transactions, and Director Independence
The information required by Part III, Item 13 is incorporated herein by reference to the sections titled “Election of Directors – Director Independence” and “Certain Relationships and Related Party Transactions” in our definitive proxy statement relating to the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14.        Principal Accounting Fees and Services
The information required by Part III, Item 14 is incorporated herein by reference to the sections titled “Ratification of Independent Registered Public Accounting Firm” and “Independent Auditor’s Fees” in our definitive proxy statement relating to the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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
3.    Exhibits

Exhibit Index

Exhibit Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation dated February 19, 2019 (incorporated by reference to exhibit 3.1 of the Form 8-K filed February 22, 2019)

3.2	Amended and Restated Bylaws of Soliton, Inc. (incorporated by reference to exhibit 2.3 of the Form 1-A, file number 024-10854)

4.1	Form of Common Stock certificate (incorporated by reference to exhibit 4.1 of the Form 10-K filed March 29, 2019)

4.2	Form of Warrant issuable in October 2018 Offering (incorporated by reference to exhibit 6.10 of the Form 1-A, file number 024-10854)

4.3	Form of Warrant Agreement issued in June 2019 PIPE offering (incorporated by reference to exhibit 4.1 of the Company's Form 8-K filed June 18, 2019)

4.4	Form of Warrant Agreement issued in October 2019 offering (incorporated by reference to exhibit 4.1 of the Company's Form 8-K filed October 15, 2019)

4.5 *	Description of Securities of Soliton, Inc.

10.1	Patent and Technology License Agreement between Soliton, Inc. and The Board of Regents of The University of Texas System dated April 5, 2012 (incorporated by reference to exhibit 6.1 of the Form 1-A, file number 024-10854)

10.2 **	Soliton, Inc. 2012 Long Term Incentive Plan (incorporated by reference to exhibit 6.2 of the Form 1-A, file number 024-10854)

10.3 **	2018 Stock Plan of Soliton, Inc., as amended, and forms of award agreements thereunder (incorporated by reference to exhibit 99.1 of the Company's Form S-8, file number 333-232636)

10.4	Lease Agreement between Soliton, Inc. and Ashbrook Land, Ltd. dated July 16, 2015 (incorporated by reference to exhibit 6.6 of the Form 1-A, file number 024-10854)

10.5 **	Employment Agreement by and between Soliton, Inc. and Walter Klemp, effective February 25, 2019 (incorporated by reference to exhibit 10.1 of the Form 10-Q filed March 1, 2019)

10.6 **	Employment Agreement by and between Soliton, Inc. and Christopher Capelli, effective February 25, 2019 (incorporated by reference to exhibit 10.2 of the Form 10-Q filed March 1, 2019)

10.7 **	Employment Agreement by and between Soliton, Inc. and Joe Tanner, effective February 25, 2019 (incorporated by reference to exhibit 10.3 of the Form 10-Q filed March 1, 2019)

10.8 **	Employment Agreement by and between Soliton, Inc. and Lori Bisson, effective February 25, 2019 (incorporated by reference to exhibit 10.4 of the Form 10-Q filed March 1, 2019)

10.9	Form of Registration Rights Agreement dated June 16, 2019 by and among Soliton, Inc. and the investors in the June 2019 PIPE offering (incorporated by reference to exhibit 10.2 of the Company's Form 8-K filed June 18, 2019)

10.10	Form of Registration Rights Agreement dated October 10, 2019 by and among Soliton, Inc. and the investors in the October 2019 offering (incorporated by reference to exhibit 10.2 of the Company's Form 8-K filed June 18, 2019)

10.11 +	Cooperative Development Addendum to Engineering and Development Services Master Agreement between Soliton, Inc. and Emphysys, Inc. dated November 20, 2019 (incorporated by reference to exhibit 10.1 of the Company's Form 8-K filed November 22, 2019)

10.12 **	Employment Agreement by and between Soliton, Inc. and Brad Hauser, effective October 30, 2020 (incorporated by reference to exhibit 10.1 of the Form 10-Q filed November 2, 2020)

10.13 **	Amendment to Amended and Restated Employment Agreement by and between Soliton, Inc. and Christopher Capelli, effective October 30, 2020 (incorporated by reference to exhibit 10.2 of the Form 10-Q filed November 2, 2020)

10.14***	Amendment to Amended and Restated Employment Agreement by and between Soliton, Inc. and Lori Bisson, effective March 1, 2021

10.15***	Amendment to Amended and Restated Employment Agreement by and between Soliton, Inc. and Joe Tanner, effective March 1, 2021

10.16***	Soliton, Inc. Executive Severance Plan and Summary Description effective March 1, 2021

23.1*	Consent of Dixon Hughes Goodman LLP

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
_______________
*    Filed herewith.
**    Management contract or compensatory plan, contract or arrangement.
***    Management contract or compensatory plan, contract or arrangement, filed herewith.
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

SOLITON, INC.

Date: March 4, 2021	By:	/s/ BRAD HAUSER
Brad Hauser Chief Executive Officer, President and Director (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Date: March 4, 2021	By:	/s/ BRAD HAUSER
Brad Hauser Chief Executive Officer, President and Director (Principal Executive Officer)

Date: March 4, 2021		/s/ LORI BISSON
Lori Bisson Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 4, 2021		/s/ CHRISTOPHER CAPELLI
Christopher Capelli Chief Science Officer and Vice Chairman of the Board of Directors

Date: March 4, 2021		/s/ WALTER KLEMP
Walter Klemp Executive Chairman of the Board of Directors

Date: March 4, 2021		/s/ JONATHAN FOSTER
Jonathan Foster Director

Date: March 4, 2021		/s/ DANIKA HARRISON
Danika Harrison Director

Date: March 4, 2021		/s/ NIQUETTE HUNT
Niquette Hunt Director

Date: March 4, 2021		/s/ MICHAEL KAMINER, MD
Michael Kaminer Director