Form 10-Q
period 2021-03-31
Soliton, Inc.
filed 2021-05-13
CIK 1548187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No   ☒
The number of shares of the Company's outstanding common stock as of May 5, 2021 was 21,378,830.

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements
SOLITON, INC.
CONDENSED BALANCE SHEETS
(UNAUDITED)

(in thousands, except for share data)	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$26,052	$31,557
Restricted cash	200	200
Total cash	26,252	31,757
Inventory	599	353
Prepaid expenses and other current assets	729	141
Total current assets	27,580	32,251
Property and equipment, net of accumulated depreciation	1,832	1,413
Intangible and other assets	283	137
Total assets	$29,695	$33,801

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,308	$1,008
Accrued and other current liabilities	1,495	1,812
Total current liabilities	2,803	2,820
Commitments and contingencies (Note 4)
Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 authorized, 21,378,830 shares issued and outstanding at March 31, 2021 and 21,189,943 shares issued and outstanding at December 31, 2020	21	21
Additional paid-in capital	102,632	101,544
Accumulated deficit	(75,761)	(70,584)
Total stockholders’ equity	26,892	30,981
Total liabilities and stockholders’ equity	$29,695	$33,801
See accompanying notes to the unaudited condensed financial statements

SOLITON, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
(in thousands, except for share and per share data)	2021	2020

Revenue	$—	$—

Operating expenses:
Research and development	1,456	1,142
Sales and marketing	711	51
Depreciation	91	71
General and administrative	2,972	2,011
Total operating expenses	5,230	3,275

Loss from operations	(5,230)	(3,275)

Other income:
Interest income	53	4
Total other income	53	4

Net loss	$(5,177)	$(3,271)

Net loss per common share, basic and diluted	$(0.25)	$(0.19)

Weighted average number of common shares outstanding, basic and diluted	21,121,024	16,781,210
See accompanying notes to the unaudited condensed financial statements

SOLITON, INC.
CONDENSED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
(in thousands)	Shares	Par

Balance, December 31, 2020	21,190	$21	$101,544	$(70,584)	$30,981

Stock-based compensation	—	—	1,036	—	1,036
Issuance of common shares	189	—	52	—	52
Net loss	—	—	—	(5,177)	(5,177)

Balance, March 31, 2021	21,379	$21	$102,632	$(75,761)	$26,892

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
(in thousands)	Shares	Par

Balance, December 31, 2019	16,932	$17	$66,300	$(56,043)	$10,274

Stock-based compensation	—	—	711	—	711
Issuance of common shares	11	—	—	—	—
Net loss	—	—	—	(3,271)	(3,271)

Balance, March 31, 2020	16,943	$17	$67,011	$(59,314)	$7,714

See accompanying notes to the unaudited condensed financial statements

SOLITON, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	For the Three Months Ended March 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,177)	$(3,271)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	91	71
Stock-based compensation	1,036	711
Changes in operating assets - (increase)/decrease:
Inventory	(246)	—
Prepaid expenses and other current assets	(588)	(816)
Changes in operating liabilities - increase/(decrease):
Accounts payable	71	(349)
Accrued and other current liabilities	(317)	(667)
NET CASH USED IN OPERATING ACTIVITIES:	(5,130)	(4,321)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for the purchase of property and equipment	(286)	(10)
Payments for intangibles	(141)	—
NET CASH USED IN INVESTING ACTIVITIES:	(427)	(10)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares	52	—

NET CASH PROVIDED BY FINANCING ACTIVITIES:	52	—

Net decrease in cash, cash equivalents and restricted cash	(5,505)	(4,331)
Cash, cash equivalents and restricted cash, beginning of period	31,757	12,076
Cash, cash equivalents and restricted cash, end of period	$26,252	$7,745

Supplemental cash flow disclosures:
Non-cash investing and financing activities:
Additions to property and equipment included in accounts payable	$223	$—
Additions to intangible assets included in accounts payable	$5	$—

See accompanying notes to the unaudited condensed financial statements

SOLITON, INC.
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 1 - Description of the Business, Basis of Presentation and Summary of Significant Accounting Policies
Description of the Business
Soliton, Inc. (“Soliton” or the “Company”) was organized under the laws of the State of Delaware on March 27, 2012. The Company operates in one segment as a medical device company organized to develop and commercialize products utilizing its proprietary Rapid Acoustic Pulse ("RAP") technology platform. The Company is a pre-revenue stage company with its first products being developed for the removal of tattoos and the reduction of cellulite. The Company received clearance from the U.S. Food & Drug Administration ("FDA") for its tattoo removal indication in June of 2019 and for the temporary improvement in the appearance of cellulite in January of 2021. The Company is based in Houston, Texas. Upon completion of the development of its products and regulatory clearances to market such products, the Company anticipates revenue will be driven by the sale of its RAP console and disposable cartridges to dermatologists, plastic surgeons and other physician offices, as well as medi-spas under the supervision of a doctor.
Basis of Presentation
The accompanying condensed interim financial statements are unaudited. These unaudited condensed interim financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") for interim financial information. Accordingly, they do not include all the information and notes required by generally accepted accounting principles in the United States of America ("GAAP") for complete financial statements. These unaudited condensed interim financial statements should be read in conjunction with the audited financial statements and accompanying notes as found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 4, 2021. In the opinion of management, the unaudited condensed interim financial statements reflect all the adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year. The December 31, 2020 unaudited condensed balance sheet included herein was derived from the audited financial statements, but does not include all disclosures, including notes, required by GAAP for complete financial statements.
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

Material Uncertainties
The Company is an early-stage Emerging Growth Company ("EGC") and has not generated any revenues to date. As such, the Company is subject to all of the risks associated with early stage and emerging growth companies. Since inception, the Company has incurred losses and negative cash flows from operating activities.
For the three months ended March 31, 2021 and 2020, the Company incurred net losses of $5.2 million and $3.3 million, respectively, and had net cash flows used in operating activities for the three months ended March 31, 2021 and 2020 of $5.1 million and $4.3 million, respectively. At March 31, 2021, the Company had an accumulated deficit of $75.8 million, working capital of $24.8 million and cash, cash equivalents and restricted cash of $26.3 million. The Company does not expect to experience positive cash flows from operating activities in the near future and anticipates incurring operating losses for the next few years as it supports the commercial launch of its products and continues to invest in research and development for additional indications in the Company's pipeline. The Company expects its cash, cash equivalents and restricted cash on hand of $26.3 million as of March 31, 2021 will be sufficient to fund the Company's operations into the third quarter of 2022 but not beyond.
These factors raise uncertainties about the Company's ability to fund operations in future years. If the Company needs additional capital or financing to continue to execute its business plan or a change to its business plan, including obtaining additional regulatory clearance for its products currently under development, and commercializing and generating revenues from products under development, there is no assurance that additional capital or financing will be available when needed or that management will be able to raise capital or obtain financing on terms acceptable to the Company. The accompanying financial statements do not include any adjustments to reflect this uncertainty.
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
As of March 31, 2021, potentially dilutive securities included options to purchase 3,920,925 common shares, warrants to purchase 1,114,608 common shares and unvested restricted stock of 295,846 shares.
As of March 31, 2020, potentially dilutive securities included options to purchase 3,271,050 common shares, warrants to purchase 1,359,608 common shares and unvested restricted stock of 145,838 shares.
Recent Accounting Standards
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842) ("ASC 842"), which establishes a right-of-use (“ROU”) model requiring a lessee to recognize a ROU asset and a lease liability for all leases with terms greater than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. Given the Company's status as an EGC, the Company may adopt this ASU in accordance with the private company guidance which has deferred the effective date to years beginning after December 15, 2021, and interim periods with fiscal years beginning after December 15, 2022. The modified retrospective transition approach applies to leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company has the option to instead apply the provisions at the effective date without adjusting the comparative periods presented. The Company is currently evaluating the impact of this guidance on its financial position, results of operations, and cash flows.
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU is intended to simplify various aspects related to accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and clarifying certain aspects of the current guidance to promote consistency among reporting entities. ASU 2019-12 is effective for annual periods beginning after December 15, 2020 and interim periods within those annual periods, with early adoption permitted. Most amendments within this ASU are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. Given the

Company's status as an EGC, the Company may adopt the amendments of this update for years beginning after December 15, 2021, and interim periods with fiscal years beginning after December 15, 2022.
The Company does not believe that these or other recently issued effective standards, or standards issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.
Reclassifications
In certain instances, amounts reported in prior years' financial statements have been reclassified to conform to the current financial statement presentation. Such reclassifications had an effect on previously reported expenses between general and administrative and research and development.

Note 2 - Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2021	December 31, 2020

Prepaid insurance	$514	$49
Other prepaids and receivables	215	92
Total prepaid expenses and other current assets	$729	$141

As of March 31, 2021, other prepaids and receivables largely included payments made to vendors for work that has not yet been completed, payments made as a result of listing requirements for public companies and prepaid software subscriptions.

Note 3 - Property and Equipment
As of March 31, 2021 and December 31, 2020, the net carrying value of property and equipment was approximately $1.8 million and $1.4 million, respectively, and included $1.2 million and $0.7 million, respectively, in construction-in-process for equipment being built and software being developed but not yet placed into service.
Depreciation expense for the three months ended March 31, 2021 and 2020 was $0.1 million and $0.1 million, respectively.

Note 4 - Commitments and Contingencies
On April 5, 2012, the Company entered into a Patent and Technology License Agreement with The University of Texas M.D. Anderson Cancer Center ("MD Anderson"). Pursuant to the agreement, the Company obtained a royalty-bearing, worldwide, exclusive license to intellectual property including patent rights related to the patents and technology the Company uses. Under the agreement, the Company pays a nonrefundable annual maintenance fee which escalates each anniversary and is currently in the mid-five digits. Additionally, the Company agreed to a running royalty percentage of net sales in the mid-single digits. The specific patents initially subject to the agreement expire between 2031 and 2032.

All out-of-pocket expenses incurred by MD Anderson in filing, prosecuting and maintaining the licensed patents have been and shall continue to be assumed by the Company. For the three months ended March 31, 2021 and 2020, the Company paid approximately $0.1 million and $0.1 million, respectively, for expenses related to this agreement.
As the inventor of the intellectual property licensed from MD Anderson, Dr. Capelli, the Company's Vice Chairman, Chief Science Officer and Co-Founder, is entitled to 50% of the license income (which is determined after MD Anderson recoups any costs associated therewith) that the Company is required to pay to MD Anderson pursuant to the Company's license agreement with MD Anderson. For the three months ended March 31, 2021, Dr. Capelli was entitled to receive $42.5 thousand from MD Anderson. In addition, Dr. Capelli is entitled to 50% of the proceeds (after the recoupment of any costs associated therewith) from the sale by MD Anderson of 175,000 shares issued to MD Anderson in connection with the license agreement.
Purchase Commitments

As of March 31, 2021, the Company had contractual purchase obligations for engineering and design services of $2.0 million to Emphysys, Inc. ("Emphysys"). This commitment is for services used in the ordinary course of business and does not represent excess commitments or loss contracts. The remaining minimum purchase obligations are $0.4 million and $1.6 million, respectively, for the 12 month periods ending June 30, 2021 and June 30, 2022. If we fail to spend such minimum annual amounts or if the Company terminates the addendum without cause, the Company will be required to pay Emphysys an early termination fee of no more than $0.4 million.

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
Lease Commitments
The Company leases space for its corporate office, which provides for an original 63 month term beginning on February 1, 2016, with initial rent payments of $7.6 thousand per month that escalate annually to a maximum of $8.9 thousand per month through the expiration of the agreement. On September 15, 2020, the Company entered into a 12 month extension of its corporate office lease. Total rent expense under this office space lease arrangement for each of the three months ended March 31, 2021 and 2020 was $23.6 thousand.
Future minimum lease payments as of March 31, 2021 was $0.1 million through the lease term ending April 30, 2022.
Letters of Credit
The Company has an irrevocable letter of credit which supports its obligations to pay or perform according to the requirements of an underlying agreement with a certain vendor. Such letter of credit has an initial term of one year, renews automatically for an additional year and can only be modified or canceled with the approval of the beneficiary. As of March 31, 2021, the letter of credit was not used.
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
Employment Arrangements

The Company has agreements with certain employees to provide benefits, including salary and other wage-related benefits, in the event of termination. In addition, the Company has adopted a severance policy for certain key members of executive management to provide certain benefits, including salary and other wage-related benefits, in the event of termination without cause. In total, these benefits would amount to $3.6 million using the rate of compensation in effect at March 31, 2021.

Note 5 - Stockholders’ Equity
2018 Stock Plan
In June 2018, the Company’s Board of Directors (the "Board") and stockholders adopted the 2018 Stock Plan. The 2018 Stock Plan is designed to enable the Company to offer employees, officers, directors and consultants, as defined, an opportunity to acquire a proprietary interest in the Company. The types of awards that may be granted under the 2018 Stock Plan include stock options, stock appreciation rights, restricted stock, and other stock-based awards subject to limitations under applicable law. All awards are subject to approval by the Company’s Board. The 2018 Stock Plan reserves shares of common stock for issuance in accordance with the 2018 Stock Plan’s terms. Total number of shares reserved and available for issuance under the plan was 4,150,000 shares as of March 31, 2021. As of March 31, 2021, 47,800 shares remained available for grant under the 2018 Stock Plan prior to the approved increase to the pool of 1,500,000 shares, which was approved by the Company's shareholders at the annual shareholders meeting in April 2021.
Restricted Stock

Restricted stock activity for the three months ended March 31, 2021 is summarized as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding, December 31, 2020	308,344	$8.70
Vested	(12,498)	11.54
Outstanding, March 31, 2021	295,846	$8.58
During the three months ended March 31, 2021 and 2020, the Company recorded $0.2 million and $0.1 million, respectively, in stock-based compensation for the restricted shares previously issued.
As of March 31, 2021, there was $1.3 million of unrecognized compensation expense related to restricted shares.

Stock Options
The following table summarizes stock option activities for the three months ended March 31, 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (in Years)	Aggregate Intrinsic Value (in thousands)

Outstanding, December 31, 2020	3,919,550	$4.47	8.11	$13,095
Granted	66,300	9.74	—	—
Forfeited	(64,925)	$4.37
Outstanding, March 31, 2021	3,920,925	$4.56	7.91	$47,601

Exercisable, March 31, 2021	1,723,350	$2.98	7.43	$23,642

During the three months ended March 31, 2021, the Company granted certain individuals options to purchase 66,300 shares of common stock with an average exercise price of $9.74 per share, with a contractual term of ten years, and a vesting period of 25.00% per year over four years. The options have an aggregate grant date fair value of $0.5 million that was calculated using the Black-Scholes option pricing model. Variables used in the Black-Scholes option pricing model include: (1) discount rate of 0.19% based on the daily yield curve rates for U.S. Treasury obligations, (2) expected life of 6.25 years based on the simplified method (vesting plus contractual term divided by two), (3) expected volatility of 88.90% based on the historical volatility of comparable companies' stock, (4) no expected dividends and (5) fair value of the Company's stock of $9.74 per share.
All options issued and outstanding are being amortized over their respective vesting periods. During the three months ended March 31, 2021 and 2020, the Company recorded option expense of $0.8 million and $0.6 million, respectively.

Warrants
The following table summarizes warrant activity for the three months ended March 31, 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)

Outstanding, December 31, 2020	1,324,608	$11.32	3.70	$—
Granted	—	—	—	—
Exercised	(188,887)	1.75	—	248
Forfeited (cashless exercise)	(21,113)	1.75	—	—
Outstanding, March 31, 2021	1,114,608	$13.12	3.31	$3,989

Exercisable, March 31, 2021	1,114,608	$13.12	3.31	$3,989

Note 6 - Subsequent Events

Certain Option Grants
On January 21, 2021, the Company granted certain individuals options to purchase 345,350 shares of common stock, subject to shareholder approval at the Company's Annual Shareholder Meeting held on April 15, 2021. Shareholders approved the increase in the option pool on April 15, 2021. The options have an average exercise price of $9.74 per share, with a contractual term of 10 years, and a vesting period of 25.00% per year over 4 years. The options have an aggregate grant date fair value of $2.5 million that was calculated using the Black-Scholes option pricing model. Variables used in the Black-Scholes option pricing model include: (1) discount rate of 1.03% based on the daily yield curve rates for U.S. Treasury obligations, (2) expected life of 6.25 years based on the simplified method (vesting plus contractual term divided by two), (3) expected volatility of 90.77% based on the historical volatility of comparable companies' stock, (4) no expected dividends and (5) fair value of the Company's stock of $16.47 per share.

FDA Approval of Generation 2.2 Device

On April 28, 2021, the FDA notified the Company that it had deemed our Generation 2.2 device substantially equivalent and cleared the technology to be marketed for previously approved indications.

Merger Agreement

On May 8, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with AbbVie Inc. (“AbbVie”) and Scout Merger Sub, Inc., a wholly owned subsidiary of AbbVie (“Merger Sub”), under which Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation and a wholly-owned subsidiary of AbbVie (the “Merger”).

Upon the closing of the Merger, each outstanding share of Company common stock, other than shares owned by the Company, AbbVie or Merger Sub (which will be cancelled) and shares with respect to which appraisal rights are properly exercised and not withdrawn under Delaware law, will automatically be converted into the right to receive $22.60 in cash, without interest (the “Merger Consideration”).

Each stock option outstanding and unexercised immediately prior to the effective time of the Merger (the “Effective Time”) will be converted into the right to receive a cash payment, without interest, in an amount equal to the excess of the Merger Consideration over the per share exercise price that would be due in cash upon exercise of such stock option. Each restricted stock unit award outstanding immediately prior to the Effective Time will be converted into the right to receive a cash payment, without interest, in an amount equal to the Merger Consideration. Each warrant to purchase Company common stock outstanding and unexercised immediately prior to the Effective Time will be converted into the right to receive a cash payment, without interest, in an amount equal to the excess of (i) the number of shares of common stock subject to the warrant, multiplied by the Merger Consideration over (ii) the number of shares of common stock subject to the warrant, multiplied by the per share exercise price of such warrant.

The consummation of the Merger is subject to certain customary closing conditions, including (i) the adoption of the Merger Agreement by the holders of a majority of the outstanding shares of the Company’s common stock (the “Stockholder Approval”), (ii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), and (iii) that no judgment or law is in effect that enjoins, makes illegal or otherwise prohibits the consummation of the Merger. Moreover, each party’s obligations to consummate the Merger are subject to certain other conditions, including (a) the accuracy of the other party’s representations and warranties (subject to certain materiality exceptions), (b) the other party’s compliance in all material respects with its obligations under the Merger Agreement, and (c) in the case of AbbVie and Merger Sub only, (i) the absence of any pending claim, proceeding or other action by a governmental authority that seeks to prevent, prohibit or make illegal the consummation of the Merger or materially limit AbbVie’s ability to own, control, direct, manage or operate the Company and (ii) the absence of any effect, change, event, development or occurrence that, individually or in the aggregate, has had or would reasonably be expected to have a Material Adverse Effect (as defined in the Merger Agreement) that is continuing. Subject to the satisfaction of the closing conditions, closing of the Merger is expected to occur in the second half of 2021.

The Merger Agreement contains representations and warranties and covenants of the parties customary for a transaction of this nature. Until the earlier of the termination of the Merger Agreement and the Effective Time, the Company has agreed to operate its business in the ordinary course of business in all material respects and has agreed to certain other operating covenants and to not take certain specified actions prior to the consummation of the Merger, as set forth more fully in the Merger Agreement. The Company has also agreed to convene and hold a meeting of its stockholders for the purpose of obtaining the Stockholder Approval. In addition, the Merger Agreement requires that, subject to certain exceptions, the Board recommend that the Company’s stockholders approve the Merger Agreement.

The Merger Agreement contains certain termination rights for the Company and AbbVie, including, among others, the right of (1) the Company to terminate the Merger Agreement in order to enter into an agreement providing for a Superior Proposal (subject to the Company’s compliance with certain obligations under the Merger Agreement related to such Superior Proposal and such termination) and (2) AbbVie to terminate the Merger Agreement if the Board changes its recommendation with respect to the Merger Agreement. The Merger Agreement also provides that under specified circumstances, including in the event of termination as described in (1) or (2) above, the Company will be required to pay AbbVie a termination fee of $18,625,000.

In connection with a termination of the Merger Agreement under specified circumstances involving failure to obtain clearance under the HSR Act to consummate the Merger (or failure to remove certain legal restraints, or to resolve certain pending claims or proceedings, arising under antitrust laws with respect to the Merger) within six months from the date of the Merger Agreement, subject to two extensions of three months each (provided other closing conditions are satisfied), or involving a non-appealable legal restraint of the Merger arising under antitrust laws, AbbVie may be required to pay the Company a reverse termination fee of up to $20,000,000.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the financial statements and the related notes appearing elsewhere in this Form 10-Q. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. See our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 4, 2021 (the “2020 Annual Report on Form 10-K”), under "Risk Factors", available on the Security and Exchange Commission's (“SEC”) EDGAR website at www.sec.gov, for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under “Risk Factors” and elsewhere in this Form 10-Q.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
We make forward-looking statements under the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this Form 10-Q. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “should,” “would,” “could,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or “continue,” and the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to known and unknown risks, uncertainties and assumptions about us, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks and uncertainties described under “Risk Factors” as discussed in our 2020 Annual Report on Form 10-K and in other filings made by us from time to time with the SEC.
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
Forward-looking statements include, but are not limited to, statements about:
•our ability to obtain additional funding to commercialize our Rapid Acoustic Pulse (“RAP”) device for tattoo removal and cellulite reduction, to develop the RAP device for other indications and develop our dermatological technologies;
•the potential to need to obtain an additional approval when we modify the Generation 2.2 RAP device to become our Generation 2.3 device before our national roll-out;
•the timing of our commercial launch, which we expect to occur in the second quarter of 2021 and which is subject to the aesthetic market stabilizing in response to COVID-19;
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
•our ability to obtain all parts required to manufacture the RAP device, handpiece and cartridge;
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
•potential dilution to current stockholders from the issuance of equity awards; and
•risks associated with the May 8, 2021 Agreement and Plan of Merger (the “Merger Agreement”) with AbbVie Inc. (“AbbVie”) and Scout Merger Sub, Inc., a wholly owned subsidiary of AbbVie (“Merger Sub”), under which Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation and a wholly-owned subsidiary of AbbVie (the “Merger”), including:

◦ the risk that the proposed Merger may not be completed in a timely manner or at all;
◦ the failure to satisfy any of the conditions to the consummation of the proposed Merger, including the receipt of certain governmental and regulatory approvals;
◦ the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement; and
◦ the outcome of any legal proceedings that have been or may be instituted against the Company related to the Merger Agreement or the proposed Merger.
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
Overview

We are a medical technology company focused on developing and commercializing products utilizing our proprietary designed acoustic shockwave technology platform referred to as RAP. We are a pre-revenue stage company with our first product preparing for launch for the removal of tattoos and the reduction of cellulite. Our RAP device uses rapid pulses of designed acoustic shockwaves to disrupt cellular structures in the dermal and subdermal tissue. The uniqueness of our designed shockwave allows us to target the differential in stiffness between cellular structures and generate a shearing effect that we believe represents a platform technology potentially useful in tattoo removal, cellulite treatment, fibrotic scar treatment and other indications. We believe the high repetition rate, rapid rise and fall of the wave, and significant peak pressure delivered in a non-focused manner make our shockwave significantly different from other available shockwave technologies. Importantly, our technology allows the disruption of targeted structures within the skin with only minimal discomfort and without additional treatment-related downtime for tattoo removal or any downtime for cellulite treatment.

We received clearance for our initial device from the U.S. Food and Drug Administration ("FDA") on May 24, 2019 allowing our device to be used as an accessory to the 1064 nm Q-switched laser for black ink tattoo removal on patients with skin tones on the Fitzpatrick Skin Type scale between I and III. When used in conjunction with existing lasers for tattoo removal, our technology allows a doctor to treat a patient multiple times in a single office visit and significantly reduces the number of office visits required to remove a tattoo, allowing a dramatic acceleration of the tattoo removal process. In January 2021, we received additional clearance from the FDA for temporary improvement in the appearance of cellulite. Used on a stand-alone basis, our technology generates, on average, an approximate 30% reduction in the cellulite severity score ("CSS") for subjects in a single treatment without breaking the skin. RAP cellulite treatments cause only minimal discomfort, do not require anesthesia and do not result in any significant treatment-related side effects or patient downtime.

We plan to launch our RAP device for tattoo removal and cellulite reduction in the second quarter of 2021 initiating the first shipments into approximately 25 select cosmetic dermatology and plastic surgery offices. We expect to generate revenue from both the initial sale of the device and from the recurring sales of disposable cartridges that are required by the device to deliver the various therapies. We refer to this as our "razor and blade" recurring revenue model. Cartridges are designed to be specific to the intended indication (for example, tattoo cartridges are different from cellulite cartridges) and each treatment session requires one or more cartridges. We expect that one tattoo cartridge will facilitate up to four standard laser treatment passes in a single office visit for the average-sized tattoo (about the size of a deck of playing cards). Therefore, a patient with an average-sized tattoo that requires three office visits will require the use of three cartridges. One cellulite cartridge will treat one leg and buttocks area in a single session for an average patient. As such, most cellulite patients will require two cartridges for their initial treatment of both legs and buttocks. We anticipate that patients may benefit from a second maintenance treatment using a single cartridge across the full treatment area, but have not yet demonstrated this in clinical trials.

We also have ongoing clinical programs in several indications, which, if successful, will allow us to expand commercialization of our products into additional markets. As a stand-alone device, we believe RAP has the potential to reduce the effects of fibrosis and stimulate beneficial fibroblast behavior. This capability enables the targeting of fibrotic (keloid and hypertrophic) scars, as well as smoothing and tightening skin. Importantly, we are planning to initiate additional proof-of-concept clinical trials of our RAP device in the treatment of keloid and hypertrophic scars as well as the improvement of skin laxity in 2021. We also intend to pursue regulatory approval in international markets and we are currently developing a regulatory strategy for these additional markets. We recently announced results from a study in mice demonstrating the ability of RAP to significantly reduce liver fibrosis, further validating the scientific basis for RAP’s mechanism of action and potentially widening the range of indications for which RAP may be suitable. Our technology has not been cleared by the FDA for the treatment of scars or fibrosis.

Commercial upgrades to our Generation 2.0 device to improve usability were subsequently approved through a Special 510(k) in March 2020. This improved device was utilized in our recently completed pivotal cellulite trial, the data from which was included in the 510(k) pre-market application of our Generation 2.0 device for the temporary reduction in the appearance of cellulite filed on June 30, 2020 and approved in January of 2021. Further commercial upgrades to our Generation 2.0 device were approved through a Special 510(k) in April of 2021 clearing the regulatory path to the launch of our first commercial devices. We also intend to secure regulatory approval in international markets and are currently developing a regulatory strategy for these markets.

Our ongoing research and development activities are primarily focused on finalizing the commercial device and cartridge design for tattoo removal and cellulite reduction and then developing our system and treatment head for additional indications. In addition to these development activities, we are exploring additional uses of RAP technology for the dermatology, plastic surgery and aesthetic markets.

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

Recent Developments

On April 27, 2021, the FDA cleared our special 510(k) application submitted on March 31, 2021 for modifications to our device planned for commercial launch.

On March 9, 2021, we announced that we had initiated a second pre-clinical study in animals for potential treatment of liver fibrosis intending to validate the first animal study that demonstrated positive results for the potential treatment of liver fibrosis.

On February 23, 2021, we announced that a pre-clinical study in animals demonstrated positive results for the potential treatment of liver fibrosis. Validated laboratory and histological assessments in a mouse model demonstrated that RAP therapy reduced the effects of induced liver fibrosis 7-days following completion of carbon tetrachloride (CCL4) induction by 42%. In addition, post treatment histology slides stained with picrosirius red ("PSR") showed a lower percentage of fibrosis from a single 2-minute RAP treatment compared to the Control group.

On February 1, 2021, we announced that the FDA had cleared our RAP technology for the short-term improvement in the appearance of cellulite.

On January 26, 2021, we announced we had entered into a collaboration with the US Navy to conduct a multi-treatment proof-of-concept clinical study to evaluate the safety and efficacy of multiple treatments with Soliton's RAP device for the improvement in the appearance of fibrotic scars.

Agreement and Plan of Merger

On May 8, 2021, the Company entered into the Merger Agreement with AbbVie Merger Sub, under which Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation and a wholly-owned subsidiary of AbbVie.

Upon the closing of the Merger, each outstanding share of Company common stock, other than shares owned by the Company, AbbVie or Merger Sub (which will be cancelled) and shares with respect to which appraisal rights are properly exercised and not withdrawn under Delaware law, will automatically be converted into the right to receive $22.60 in cash, without interest (the “Merger Consideration”).

Each stock option outstanding and unexercised immediately prior to the effective time of the Merger (the “Effective Time”) will be converted into the right to receive a cash payment, without interest, in an amount equal to the excess of the Merger Consideration over the per share exercise price that would be due in cash upon exercise of such stock option. Each restricted stock unit award outstanding immediately prior to the Effective Time will be converted into the right to receive a cash payment, without interest, in an amount equal to the Merger Consideration. Each warrant to purchase Company common stock outstanding and unexercised immediately prior to the Effective Time will be converted into the right to receive a cash payment, without interest, in an amount equal to the excess of (i) the number of shares of common stock subject to the warrant, multiplied by the Merger Consideration over (ii) the number of shares of common stock subject to the warrant, multiplied by the per share exercise price of such warrant.

The consummation of the Merger is subject to certain customary closing conditions, including (i) the adoption of the Merger Agreement by the holders of a majority of the outstanding shares of the Company’s common stock (the “Stockholder Approval”), (ii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), and (iii) that no judgment or law is in effect that enjoins, makes illegal or otherwise prohibits the consummation of the Merger. Moreover, each party’s obligations to consummate the Merger are subject to certain other conditions, including (a) the accuracy of the other party’s representations and warranties (subject to certain materiality exceptions), (b) the other party’s compliance in all material respects with its obligations under the Merger Agreement, and (c) in the case of AbbVie and Merger Sub only, (i) the absence of any pending claim, proceeding or other action by a governmental authority that seeks to prevent, prohibit or make illegal the consummation of the Merger or materially limit AbbVie’s ability to own, control, direct, manage or operate the Company and (ii) the absence of any effect, change, event, development or occurrence that, individually or in the aggregate, has had or would reasonably be expected to have a Material Adverse Effect (as defined in the Merger Agreement) that is continuing. Subject to the satisfaction of the closing conditions, closing of the Merger is expected to occur in the second half of 2021.

The Merger Agreement contains representations and warranties and covenants of the parties customary for a transaction of this nature. Until the earlier of the termination of the Merger Agreement and the Effective Time, the Company has agreed to operate its business in the ordinary course of business in all material respects and has agreed to certain other operating covenants and to not take certain specified actions prior to the consummation of the Merger, as set forth more fully in the Merger Agreement. The Company has also agreed to convene and hold a meeting of its stockholders for the purpose of obtaining the Stockholder Approval. In addition, the Merger Agreement requires that, subject to certain exceptions, the Board recommend that the Company’s stockholders approve the Merger Agreement.

The Merger Agreement contains certain termination rights for the Company and AbbVie, including, among others, the right of (1) the Company to terminate the Merger Agreement in order to enter into an agreement providing for a Superior Proposal (subject to the Company’s compliance with certain obligations under the Merger Agreement related to such Superior Proposal and such termination) and (2) AbbVie to terminate the Merger Agreement if the Board changes its recommendation with respect to the Merger Agreement. The Merger Agreement also provides that under specified circumstances, including in the event of termination as described in (1) or (2) above, the Company will be required to pay AbbVie a termination fee of $18,625,000.

In connection with a termination of the Merger Agreement under specified circumstances involving failure to obtain clearance under the HSR Act to consummate the Merger (or failure to remove certain legal restraints, or to resolve certain pending claims or proceedings, arising under antitrust laws with respect to the Merger) within six months from the date of the Merger Agreement, subject to two extensions of three months each (provided other closing conditions are satisfied), or involving a non-appealable legal restraint of the Merger arising under antitrust laws, AbbVie may be required to pay the Company a reverse termination fee of up to $20,000,000.

Results of Operations for the Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020

Below is a summary of the results of operations (in thousands):

	Three Months Ended March 31,
	2021	2020	Change ($)	% Change
Operating expenses
Research and development	$1,456	$1,142	$314	27.50%
Sales and marketing	711	51	660	1,294.12%
Depreciation	91	71	20	28.17%
General and administrative	2,972	2,011	961	47.79%
Total operating expenses	$5,230	$3,275	$1,955	59.69%

Research and development. Research and development expenses increased by $0.3 million compared to the same period in 2020, mainly due to increases in expenses for salaries and related costs of $0.2 million and engineering related costs of $0.1 million.
Sales and marketing. Sales and marketing expenses increased by $0.7 million compared to the same period in 2020, largely attributed to increases in expenses for salaries and related costs of $0.3 million, social media development of $0.2 million, stock-based compensation of $0.1 million, and other expenses totaling $0.1 million.
General and administrative. General and administrative expenses increased by $1.0 million compared to the same period in 2020. This increase was primarily due to increases in expenses for salaries and related costs of $0.3 million, board related fees of $0.2 million, legal expenses of $0.2 million, stock-based compensation of $0.2 million, and information technology of $0.1 million.

Liquidity and Capital Resources
On March 31, 2021, we had $26.1 million of cash and cash equivalents and $0.2 million in restricted cash representing a letter of credit benefiting our contract manufacturer.
We will not generate revenue until we have completed the commercialization of our RAP units and initiated sales of the units. We expect to continue to invest in our research and development efforts to support our current initiatives.

We estimate our current cash, cash equivalents and restricted cash resources of $26.3 million at March 31, 2021 is sufficient to fund our operations into the third quarter of 2022 but not beyond. We anticipate incurring operating losses for the next several years as we complete the development of our products, seek requested regulatory clearances to market such products and support the commercial launch of our products. These factors raise uncertainties about our ability to fund operations in future years. If we need to raise additional capital in order to continue to execute our business plan, including obtaining additional regulatory clearance for our products currently under development and commercializing and generating revenues from products under development, there is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to us. A failure to raise sufficient capital could adversely impact our ability to achieve our intended business objectives and meet our financial obligations as they become due and payable.

The COVID-19 global pandemic has resulted in travel restrictions and temporary shut-downs of non-essential businesses in many states in the United States. We are able to remain open but have required our employees to work from home for a portion of the work week. Due to many uncertainties, we are unable to estimate the pandemic’s financial impact or duration at this time.

Summary of Cash Flows
The following table summarizes our cash flows for the three months ended March 31, 2021 and 2020, respectively (in thousands):

	2021	2020

Net cash used in operating activities	$(5,130)	$(4,321)
Net cash used in investing activities	(427)	(10)
Net cash provided by financing activities	52	—
Net decrease in cash	$(5,505)	$(4,331)

Cash Flows for the three months ended March 31, 2021 and 2020
Operating activities. Net cash used in operating activities was $5.1 million during the three months ended March 31, 2021 and consisted of a net loss of $5.2 million and a net change in operating assets and liabilities of $1.1 million offset by non-cash items of $1.1 million. The change in operating assets and liabilities included a use of cash for prepaid expenses and other current assets of $0.6 million, inventory of $0.2 million and accrued liabilities of $0.3 million. The increase in prepaid expenses was largely driven by new insurance policies, reporting software for public companies and prepayments for work that had not yet been performed by contractors by March 31, 2021. The increase in inventory was largely driven by the increase in spare parts for our devices at March 31, 2021. The increase in accrued liabilities was driven primarily by the addition of new headcount and the resulting need for accruals pertaining to employee incentives. Non-cash items consisted largely of stock-based compensation of $1.0 million and depreciation and amortization expense of $0.1 million.
Net cash used in operating activities was $4.3 million during the three months ended March 31, 2020 and consisted of a net loss of $3.3 million and a net change in operating assets and liabilities of $1.8 million offset by non-cash items of $0.8 million. The change in operating assets and liabilities included a use of cash for prepaid expenses and other current assets of $0.8 million, accounts payable of $0.3 million and accrued liabilities of $0.7 million. The increase in prepaid expenses was largely driven by new insurance policies, reporting software for public companies, and prepayments for work that had not yet been performed by an engineering contractor by March 31, 2020. The decrease in accounts payable was largely due to payments to several vendors and returning to consistent terms with vendors after our initial public offering in February 2019. The decrease in accrued liabilities was driven primarily by the settlement of accruals for several large vendors that were paid during the period. Non-cash items consisted largely of stock-based compensation of $0.7 million.
Investing activities. Net cash used in investing activities for the three months ended March 31, 2021 was $0.4 million compared to less than $0.1 million for the same period in 2020. For the three months ended March 31, 2021 and 2020, $0.3 million and less than $0.1 million, respectively, was utilized towards the purchase of property and equipment primarily as a result of the investment in our research equipment and tooling. We invested $0.1 million and $0 towards the acquisition of intangibles (trademarks) in 2021 and 2020, respectively.
Financing activities. Net cash provided by financing activities during the three months ended March 31, 2021 was $0.1 million, a result of net proceeds from the exercise of warrants for cash during the period, compared to $0 for the same period in 2020.
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

MD Anderson has the right to terminate the agreement upon advance notice in the event of a default by Soliton. The agreement will expire upon the expiration of the licensed intellectual property. The rights obtained by us pursuant to the agreement are made subject to the rights of the U.S. government to the extent that the technology covered by the licensed intellectual property was developed under a funding agreement between MD Anderson and the U.S. government. To the extent that is the case, our license agreement with, and the intellectual property rights we have licensed from MD Anderson, are subject to such a funding agreement and any superior rights that the U.S. government may have with respect to the licensed intellectual property. Therefore, there is a risk that the intellectual property rights we have licensed from MD Anderson may be non-exclusive or void if a funding agreement related to the licensed technology between MD Anderson and the U.S. government does exist and depending on the terms of such an agreement. Notwithstanding the foregoing, we do not believe our RAP technology received any federal funding. All out-of-pocket expenses incurred by MD Anderson in filing, prosecuting and maintaining the licensed patents have been and shall continue to be assumed by us. For the three months ended March 31, 2021 and 2020, we paid approximately $0.1 million and $0.1 million, respectively, for expenses related to this agreement.
As the inventor of the intellectual property licensed from MD Anderson, Dr. Capelli, our Vice Chairman, Chief Science Officer and Co-Founder, is entitled to 50% of the license income (which is determined after MD Anderson recoups any costs associated therewith) that we are required to pay to MD Anderson pursuant to our license agreement with MD Anderson. For the three months ended March 31, 2021, Dr. Capelli was entitled to receive $42.5 thousand from MD Anderson. In addition, Dr. Capelli is entitled to 50% of the proceeds (after the recoupment of any costs associated therewith) from the sale by MD Anderson of 175,000 shares issued to MD Anderson in connection with the license agreement.
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
Purchase Commitments
As of March 31, 2021, we had contractual purchase obligations for engineering and design services of $2.0 million to Emphysys. This commitment is for services used in the ordinary course of business and does not represent excess commitments or loss contracts. The remaining minimum purchase obligations are $0.4 million and $1.6 million, respectively, for the 12 month periods ending June 30, 2021 and June 30, 2022. If we fail to spend such minimum annual amounts or if the Company terminates the Addendum without cause, the Company will be required to pay Emphysys an early termination fee of no more than $0.4 million.
Lease Commitments
We lease space for our corporate office, which provides for an original 63 month term beginning on February 1, 2016, with initial rent payments of $7.6 thousand per month that escalate annually to a maximum of $8.9 thousand per month through the expiration of the agreement. On September 15, 2020, we entered into a 12 month extension of our corporate office lease. Rent expense for non-cancellable operating leases with scheduled rent increases will be recognized on a straight-line basis over the lease term.
Future minimum lease payments under the operating leases as of March 31, 2021 was $0.1 million through the lease term ending April 30, 2022.
Employment Arrangements

We have agreements with key employees to provide certain benefits, including salary and other wage-related benefits, in the event of termination. In addition, the Company has adopted a severance policy for certain key members of executive management to provide certain benefits, including salary and other wage-related benefits, in the event of termination without cause. In total, these benefits would aggregate $3.6 million using the rate of compensation in effect at March 31, 2021.

Off-balance Sheet Arrangements
As of March 31, 2021, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Policies and Significant Judgments and Estimates

The financial statements in this quarterly report have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements, including the notes thereto. We consider critical accounting policies to be those that require more significant judgments and estimates in the preparation of our financial statements, including the following: research and development expenses, long-lived assets, intangible assets valuations, accrued liabilities, income tax valuations, warrants, and stock-based compensation. Management relies on historical experience and other assumptions believed to be reasonable in making its judgments and estimates. Actual results could differ materially from those estimates.

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
Sales and marketing
Sales and marketing expenses consist of marketing, conferences, web development, advisory boards, stock-based compensation for sales and marketing personnel, and other miscellaneous expenses. As we commercialize, we expect our sales and marketing expense to increase due to the anticipated growth of our business and related infrastructure as well as expanding our sales, marketing and support personnel. We recognize expenses to develop advertising materials as they are incurred.
General and administrative
General and administrative expenses consist of personnel related costs, which include salaries, as well as the costs of professional services, such as accounting and legal, facilities, information technology, stock-based compensation for general and administrative personnel, insurance, travel costs and other administrative expenses and patent costs. We expect our general and administrative expense to increase due to the anticipated growth of our business and related infrastructure as well as accounting, insurance, investor relations and other costs associated with becoming a public company.
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
Under the supervision, and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness, as of March 31, 2021, of our disclosure controls and procedures. Based upon such evaluation and due to both the limited staffing of the Company at its early stage of development and the existence of the material weaknesses in our internal control over financial reporting described below, our CEO and CFO have concluded that, as of March 31, 2021, our disclosure controls and procedures were not effective.
A material weakness is a control deficiency, or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As previously disclosed in our annual Report on Form 10-K for the year ended December 31, 2020, our management concluded that our internal control over financial reporting was, and continues to be ineffective, as of March 31, 2021 due to material weaknesses in our internal controls arising from a lack of segregation of duties, the limitations of our financial accounting system to properly segregate duties, and the absence of internal staff with extensive knowledge of SEC financial and GAAP reporting. It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
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
Item 1A.    Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section entitled “Risk Factors” in our 2020 Annual Report on Form 10-K filed with the SEC, which are incorporated herein by reference. The risks described in the 2020 Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes to our risk factors from those set forth in our 2020 Annual Report on Form 10-K, except as follows:
Risks Relating to our Business
Work stoppages or similar difficulties caused by the global semiconductor chip shortage could significantly disrupt our operations, delay our limited launch and materially affect our national rollout.
A work stoppage at one or more of our manufacturing partners could have a material adverse effect on our business, prospects, financial condition, results of operations, or cash flows. For example, increased demand for semiconductor chips in 2020, due in part to the COVID-19 pandemic and an increased use of laptop computers, 5G phones, gaming systems and other IT equipment that use these chips, has resulted in a severe shortage of chips in early 2021. These same chips are used in our RAP device and handpiece. As a result, we could be forced to delay or stall production if we are unable to maintain adequate supply of these components. If efforts to address the chip shortage by the industry and the U.S government are unsuccessful, there may be disruption in supply that ultimately impact our ability to manufacture our products, which could have a material adverse effect on our business, prospects, financial condition, results of operations, or cash flows. If we cannot respond to disruptions in our operations by finding alternative suppliers for these critical components, we may be late in delivering, or be unable to deliver, products to our customers. If that occurs, our customers’ confidence in us and long-term demand for our products could decline. Any of these events could materially and adversely affect our product sales, financial condition, and operating results.
Risks Relating to the Merger Agreement

On May 8, 2021, we entered into the Merger Agreement with AbbVie and Merger Sub. See Part I, Item 2 of this report. For additional information regarding the Merger Agreement and the Merger, please see our Current Report on Form 8-K filed with the SEC on May 10, 2021. In addition to the risks we identified in our 2020 Annual Report on Form 10-K, we have identified the following risks related to the Merger, among others:

Failure to complete the Merger could negatively affect the price of our common stock, as well as our future business and financial results.

The Merger Agreement contains a number of conditions that must be satisfied or waived prior to the completion of the Merger. We cannot assure you that all of the conditions to the Merger will be so satisfied or waived. If the conditions to the Merger are not satisfied or waived, we may be unable to complete the Merger.

If the Merger is not completed, our ongoing business may be adversely affected as follows:

• we may experience negative reactions from the financial markets, including negative effects on the market price of our common stock;
• some of management's attention will have been directed to the Merger instead of being directed to our own operations and the pursuit of other opportunities that could have been beneficial to us;

• the manner in which customers, suppliers and other third parties perceive us may be negatively impacted, which in turn could affect our ability to operate our business;
• we may experience negative reactions from employees;
• we will have expended time and resources that could otherwise have been spent on our existing business and the rollout of our RESONICTM device; and
• we may be required, in certain circumstances, to pay a termination fee of $18,625,000, as provided in the Merger Agreement.

Additionally, in approving the Merger Agreement, our board of directors considered a number of factors and potential benefits, including the fact that the Merger consideration to be received by holders of our common stock represented a 25.6% premium to the closing price of our common stock on May 7, 2021. If the Merger is not completed, neither the Company nor the holders of our common stock will realize this benefit of the Merger. Moreover, we would have incurred substantial transaction-related fees and costs and the loss of management time and resources.

A significant delay in consummating or a failure to consummate the Merger could have a material adverse effect on the price of our common stock and our operating results.

Because the Merger is subject to certain closing conditions, it is possible that the Merger may not be completed or may not be completed as quickly as expected. If the Merger is not completed, it could have a material adverse effect on the price of our common stock. In addition, any significant delay in consummating the Merger could have a material adverse effect on our operating results and adversely affect our relationships with customers and suppliers and would likely lead to a significant diversion of management and employee attention.

Expenses related to the proposed Merger are significant and will adversely affect our operating results.

We have incurred and expect to continue to incur significant expenses in connection with the proposed Merger, including legal and investment banking fees. We expect these costs to have an adverse effect on our operating results. If the Merger is not consummated, we may under certain circumstances, be required to pay to AbbVie a termination fee of $18,625,000. Our financial position and results of operations would be adversely affected if we were required to pay the termination fee to AbbVie.

We are subject to business uncertainties and contractual restrictions while the Merger is pending, which could adversely affect our business.

The Merger Agreement requires us to act in the ordinary course of business and restricts us, unless we first obtain AbbVie’s consent, from taking certain specified actions until the proposed Merger occurs or the Merger Agreement terminates. These restrictions may prevent us from commercializing our RESONICTM device in the manner we would otherwise prefer and from pursuing otherwise attractive business opportunities and making other changes to our business before completion of the Merger or, if the Merger is not completed, termination of the Merger Agreement.

Uncertainties associated with the Merger may cause a loss of management and other key employees and disrupt our business relationships, which could adversely affect our business.

Uncertainty about the effect of the Merger on our employees, customers and suppliers may have an adverse effect on our business. These uncertainties may impair our ability to attract, retain and motivate key personnel until the Merger is completed. Employee retention may be particularly challenging during the pendency of the Merger. If key employees depart and as we face additional uncertainties relating to the Merger, our business relationships may be subject to disruption as suppliers and other third parties attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than the Company. If key employees depart or if our existing business relationships suffer, our results of operations may be adversely affected. The adverse effects of such disruptions could be further exacerbated by any delay in the completion of the Merger.

The Merger Agreement limits our ability to pursue alternatives to the Merger and may discourage other companies from trying to acquire us for greater consideration than what AbbVie has agreed to pay.

The Merger Agreement contains provisions that make it more difficult for us to sell our business to a company other than AbbVie. These provisions include a general prohibition on us soliciting any acquisition proposal or offer for a competing transaction. If we or AbbVie terminate the Merger Agreement and we agree to be or are subsequently acquired by another company, we may in some circumstances be required to pay to AbbVie a termination fee of $18,625,000. Further, our board of directors has agreed in the Merger Agreement, subject to limited exceptions, that it will not withdraw or modify in a manner adverse to AbbVie its recommendation that our stockholders approve the Merger.

These provisions might discourage a third party that has an interest in acquiring all or a significant part of the Company from considering or proposing an acquisition, even if the party were prepared to pay consideration with a higher per share cash or market value than the cash value proposed to be received in the Merger, or might result in a potential competing acquirer proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances.

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
SOLITON, INC.

SIGNATURE	TITLE	DATE

/s/ Bradley Hauser	Chief Executive Officer, President and Director (principal executive officer)	May 13, 2021
Bradley Hauser

/s/ Lori Bisson	Chief Financial Officer and Executive Vice-President (principal financial and accounting officer)	May 13, 2021
Lori Bisson