Form 10-Q
period 2021-06-30
Soliton, Inc.
filed 2021-08-12
CIK 1548187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No   ☒
The number of shares of the Company's outstanding common stock as of August 2, 2021 was 21,596,544.

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements
SOLITON, INC.
CONDENSED BALANCE SHEETS
(UNAUDITED)

(in thousands, except for share data)	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$20,588	$31,557
Restricted cash	200	200
Total cash	20,788	31,757
Inventory	88	353
Prepaid expenses and other current assets	1,120	141
Total current assets	21,996	32,251
Property and equipment, net of accumulated depreciation	2,431	1,413
Intangible and other assets	310	137
Total assets	$24,737	$33,801

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,167	$1,008
Accrued and other current liabilities	2,156	1,812
Total current liabilities	4,323	2,820
Commitments and contingencies (Note 4)
Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 authorized, 21,596,544 shares issued and outstanding at June 30, 2021 and 21,189,943 shares issued and outstanding at December 31, 2020	22	21
Additional paid-in capital	104,041	101,544
Accumulated deficit	(83,649)	(70,584)
Total stockholders’ equity	20,414	30,981
Total liabilities and stockholders’ equity	$24,737	$33,801
See accompanying notes to the unaudited condensed financial statements

SOLITON, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except for share and per share data)	2021	2020	2021	2020

Revenue	$—	$—	$—	$—

Operating expenses:
Research and development	1,596	1,152	3,052	2,294
Sales and marketing	1,168	35	1,879	86
Depreciation	151	71	242	142
General and administrative	5,000	1,880	7,972	3,891
Total operating expenses	7,915	3,138	13,145	6,413

Loss from operations	(7,915)	(3,138)	(13,145)	(6,413)

Other income:
Interest income	27	2	80	6
Total other income	27	2	80	6

Net loss	$(7,888)	$(3,136)	$(13,065)	$(6,407)

Net loss per common share, basic and diluted	$(0.37)	$(0.19)	$(0.61)	$(0.38)

Weighted average number of common shares outstanding, basic and diluted	21,405,452	16,858,367	21,444,443	16,819,789
See accompanying notes to the unaudited condensed financial statements

SOLITON, INC.
CONDENSED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
(in thousands)	Shares	Par

Balance, December 31, 2020	21,190	$21	$101,544	$(70,584)	$30,981

Stock-based compensation	—	—	1,036	—	1,036
Issuance of common shares	189	—	52	—	52
Net loss	—	—	—	(5,177)	(5,177)

Balance, March 31, 2021	21,379	$21	$102,632	$(75,761)	$26,892

Stock-based compensation	—	—	1,410	—	1,410
Issuance of common shares	218	1	(1)	—	—
Net loss	—	—	—	(7,888)	(7,888)
Balance, June 30, 2021	21,597	$22	$104,041	$(83,649)	$20,414

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
(in thousands)	Shares	Par

Balance, December 31, 2019	16,932	$17	$66,300	$(56,043)	$10,274

Stock-based compensation	—	—	711	—	711
Issuance of common shares	11	—	—	—	—
Net loss	—	—	—	(3,271)	(3,271)

Balance, March 31, 2020	16,943	$17	$67,011	$(59,314)	$7,714

Stock-based compensation	—	—	736	—	736
Issuance of common shares	30	—	—	—	—
Issuance of common shares from June 2020 Offering, net of costs	4,217	4	32,042	—	32,046
Net loss	—	—	—	(3,136)	(3,136)
Balance, June 30, 2020	21,190	$21	$99,789	$(62,450)	$37,360

See accompanying notes to the unaudited condensed financial statements

SOLITON, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	For the Six Months Ended June 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,065)	$(6,407)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	242	142
Stock-based compensation	2,446	1,447
Changes in operating assets - (increase)/decrease:
Inventory	265	(171)
Prepaid expenses and other current assets	(979)	(333)
Changes in operating liabilities - increase/(decrease):
Accounts payable	828	(556)
Accrued and other current liabilities	344	(601)
NET CASH USED IN OPERATING ACTIVITIES:	(9,919)	(6,479)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for the purchase of property and equipment	(952)	(123)
Payments for intangibles	(150)	(14)
NET CASH USED IN INVESTING ACTIVITIES:	(1,102)	(137)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares	52	—
Proceeds from issuance of common shares from June 2020 Offering, net of costs	—	32,046

NET CASH PROVIDED BY FINANCING ACTIVITIES:	52	32,046

Net (decrease)/increase in cash, cash equivalents and restricted cash	(10,969)	25,430
Cash, cash equivalents and restricted cash, beginning of period	31,757	12,076
Cash, cash equivalents and restricted cash, end of period	$20,788	$37,506

Supplemental cash flow disclosures:
Non-cash investing and financing activities:
Additions to property and equipment included in accounts payable	$308	$—
Additions to intangible assets included in accounts payable	$23	$—

See accompanying notes to the unaudited condensed financial stat

SOLITON, INC.
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 1 - Description of the Business, Basis of Presentation and Summary of Significant Accounting Policies
Description of the Business
Soliton, Inc. (“Soliton” or the “Company”) was organized under the laws of the State of Delaware on March 27, 2012. The Company operates in one segment as a medical device company organized to develop and commercialize products utilizing its proprietary Rapid Acoustic Pulse ("RAP") technology platform. The Company is a pre-revenue stage company with its first products being prepared to launch for the removal of tattoos and the reduction of cellulite. The Company received clearance from the U.S. Food & Drug Administration ("FDA") for its tattoo removal indication in June of 2019 and for the temporary improvement in the appearance of cellulite in January of 2021. The Company is based in Houston, Texas. Upon completion of the development of its products and regulatory clearances to market such products, the Company anticipates revenue will be driven by the sale of its RAP console and disposable cartridges to dermatologists, plastic surgeons and other physician offices, as well as medi-spas under the supervision of a doctor.
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

The Merger Agreement contains certain termination rights for the Company and AbbVie, including, among others, the right of (1) the Company to terminate the Merger Agreement in order to enter into an agreement providing for a Superior Proposal (subject to the Company’s compliance with certain obligations under the Merger Agreement related to such Superior Proposal and such termination) and (2) AbbVie to terminate the Merger Agreement if the Board changes its recommendation with respect to the Merger Agreement. The Merger Agreement also provides that under specified circumstances, including in the event of termination as described in (1) or (2) above, the Company will be required to pay AbbVie a termination fee of $18.6 million.

In connection with a termination of the Merger Agreement under specified circumstances involving failure to obtain clearance under the HSR Act to consummate the Merger (or failure to remove certain legal restraints, or to resolve certain pending claims or proceedings, arising under antitrust laws with respect to the Merger) within six months from the date of the Merger Agreement, subject to two extensions of three months each (provided other closing conditions are satisfied), or involving a non-appealable legal restraint of the Merger arising under antitrust laws, AbbVie may be required to pay the Company a reverse termination fee of up to $20.0 million.

Material Uncertainties
The Company is an early-stage Emerging Growth Company ("EGC") and has not generated any revenues to date. As such, the Company is subject to all of the risks associated with early stage and emerging growth companies. Since inception, the Company has incurred losses and negative cash flows from operating activities. For the three and six months ended June 30, 2021 and 2020, the Company incurred net losses of $7.9 million and $3.1 million, respectively, and $13.1 million and $6.4 million, respectively, and had net cash flows used in operating activities for the six months ended June 30, 2021 and 2020 of $9.9 million and $6.5 million, respectively. At June 30, 2021, the Company had an accumulated deficit of $83.6 million, working capital of $17.7 million and cash, cash equivalents and restricted cash of $20.8 million. The Company does not expect to experience positive cash flows from operating activities in the near future and anticipates incurring operating losses for the next few years as it supports the commercial launch of its products and continues to invest in research and development for additional indications in the Company's pipeline. The Company expects its cash, cash equivalents and restricted cash on hand of $20.8 million as of June 30, 2021 and reverse termination fee payments that would be made by AbbVie should the Merger not be consummated by November 8, 2021 will be sufficient to fund the Company's operations for at least the next 12 months.
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
As of June 30, 2021, potentially dilutive securities included options to purchase 4,266,275 common shares, warrants to purchase 529,141 common shares and unvested restricted stock of 283,348 shares.
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

Note 2 - Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2021	December 31, 2020

Prepaid insurance	$376	$49
Prepaid software	51	52
Other prepaids and receivables	693	40
Total prepaid expenses and other current assets	$1,120	$141

As of June 30, 2021, other prepaids and receivables largely included the sale of previously purchased components used in the manufacturing of our devices back to our contract manufacturer at June 30, 2021 for $0.6 million and payments made to vendors for work that has not yet been completed and payments made as a result of listing requirements for public companies.

Note 3 - Property and Equipment
As of June 30, 2021 and December 31, 2020, the net carrying value of property and equipment was approximately $2.4 million and $1.4 million, respectively, and included $0.1 million and $0.7 million, respectively, of construction-in-process for equipment being built and software being developed but not yet placed into service.
Depreciation expense for the three and six months ended June 30, 2021 and 2020 was $0.2 million and $0.1 million, respectively.

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

All out-of-pocket expenses incurred by MD Anderson in filing, prosecuting and maintaining the licensed patents have been and shall continue to be assumed by the Company. For the six months ended June 30, 2021 and 2020, the Company paid approximately $0.1 million and $0.1 million, respectively, for expenses related to this agreement.
As the inventor of the intellectual property licensed from MD Anderson, Dr. Capelli, the Company's Vice Chairman, Chief Science Officer and Co-Founder, is entitled to 50% of the license income (which is determined after MD Anderson recoups any costs associated therewith) that the Company is required to pay to MD Anderson pursuant to the Company's license agreement with MD Anderson. For the six months ended June 30, 2021, Dr. Capelli was entitled to receive $42.5 thousand from MD Anderson. In addition, Dr. Capelli is entitled to 50% of the proceeds (after the recoupment of any costs associated therewith) from the sale by MD Anderson of 175,000 shares issued to MD Anderson in connection with the license agreement.
Purchase Commitments

As of June 30, 2021, the Company had contractual purchase obligations for engineering and design services of $1.6 million to Emphysys, Inc. ("Emphysys"). This commitment is for services used in the ordinary course of business and does not represent excess commitments or loss contracts. The remaining minimum purchase obligation is $1.6 million for the 12 month period ending June 30, 2022. If we fail to spend such minimum annual amounts or if the Company terminates the addendum without cause, the Company will be required to pay Emphysys an early termination fee of no more than $0.2 million.

On March 6, 2020, the Company entered into a manufacturing service agreement (the "Agreement") with Sanmina Corporation ("Sanmina"). The Agreement states that Sanmina will provide the Company with certain manufactured products for a one year period, with pricing adjusted for material variations of market prices for components, parts and raw material, including variations resulting from allocations, shortages or tariffs. In addition, pricing will be based on the forecasted volumes provided by the Company and the projected inventory turns as agreed by both parties. The Company has issued purchase orders under this agreement that commit the Company to purchase $1.2 million in manufactured goods from Sanmina.
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
The Company entered into a manufacturing services agreement with Paramit Corporation ("Paramit") on March 22, 2021 for the production of hand pieces. The agreement states that Paramit will provide the Company with certain manufactured products at prices and quantities to be agreed upon by the parties through an issued and accepted purchase order. Quantities agreed upon by both parties in an issued and accepted purchase order may only be cancelled for units to be received after the initial 60 days. The Company has issued purchase orders under this agreement that commit the Company to purchase $0.7 million in manufactured goods from Paramit.
Lease Commitments
The Company leases space for its corporate office, which provides for an original 63 month term beginning on February 1, 2016, with initial rent payments of $7.6 thousand per month that escalate annually to a maximum of $8.9 thousand per month through the expiration of the agreement. On September 15, 2020, the Company entered into a 12 month extension of its corporate office lease. Total rent expense under this office space lease arrangement for the three months ended June 30, 2021 and 2020 was $24.8 thousand and $23.1 thousand, respectively, and for the six months ended June 30, 2021 and 2020 was $48.4 thousand and $46.7 thousand, respectively.
Future minimum lease payments as of June 30, 2021 was $0.1 million through the lease term ending April 30, 2022.
Letter of Credit
The Company has an irrevocable letter of credit which supports its obligations to pay or perform according to the requirements of an underlying agreement with a certain vendor. Such letter of credit has an initial term of one year, renews automatically for an additional year and can only be modified or canceled with the approval of the beneficiary. As of June 30, 2021, the letter of credit was not used.
Legal Proceedings
From time to time, in the normal course of business, the Company may be subject to claims in legal proceedings. Legal proceedings are subject to inherent uncertainties and an unfavorable outcome could include monetary damages, and in such event, could result in a material adverse impact on the Company's business, financial position, results of operations or cash flows.
As previously disclosed, on May 8, 2021, the Company entered into a Merger Agreement with AbbVie and Merger Sub, pursuant to which Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation and a wholly owned subsidiary of the Merger. In connection with the Merger, the following complaints have been filed against the Company and the members of the Company's board of directors: Musanto v. Soliton, Inc., et al., Case No. 1:21-cv-05088 (S.D.N.Y. June 9, 2021); Whitfield v. Soliton, Inc., et al., No. 1:21-cv-05330 (S.D.N.Y. June 16, 2021); O’Guin v. Soliton, Inc., et al., No. 1:21-cv-05359 (S.D.N.Y. June 17, 2021); Wiklund v. Soliton, Inc., et al., No. 1:21-cv-05386 (S.D.N.Y. June 18, 2021); Boland v. Soliton, Inc., et al., No. 1:21-cv-05391 (S.D.N.Y. June 18, 2021); Jabaloy v. Soliton, Inc., et al., No.

1:21-cv-03488 (E.D.N.Y. June 21, 2021); Eder v. Soliton, Inc., et al., No. 1:21-cv-05474 (S.D.N.Y. June 22, 2021); Post v. Soliton, Inc., et al., No. 1:21-cv-05496 (S.D.N.Y. June 23, 2021); Ciccotelli v. Soliton, Inc., et al., No. 2:21-cv-02843 (E.D. Pa. June 25, 2021); Walker v. Soliton, Inc., et al., No. 1:21-cv-00928 (D. Del. June 29, 2021); Sheridan v. Soliton, Inc., et al., No. 1:21-cv-05656 (S.D.N.Y. June 30, 2021); Siljanovski v. Soliton, Inc., et al., No. 1:21-cv-05935 (S.D.N.Y. July 9, 2021) (collectively, the “Complaints”). Each of the Complaints asserted claims under Sections 14(a) and 20(a) of the Exchange Act, and Rule 14a-9 promulgated thereunder, alleging that the Company’s Definitive Proxy Statement on Schedule 14A (the “Definitive Proxy Statement”) with respect to the special meeting of the Company’s stockholders held on July 20, 2021 omitted to disclose certain facts. In addition, the Musanto Complaint alleged that the named directors of the Company breached their fiduciary duties by approving the Merger Agreement through a flawed and unfair process and by failing to not make complete and accurate disclosures regarding this process and that the Company aided and abetted the alleged breaches. Each of the Complaints sought to enjoin or rescind the Merger and requests attorneys’ fees and damages in an unspecified amount. The Company also received a demand for books and records pursuant to Section 220 of the Delaware General Corporation Law. The demand sought books and records related to the Merger, the independence and disinterestedness of the Company’s board of directors and the Definitive Proxy Statement in order to investigate whether any wrongdoing or mismanagement took place in connection with the Merger. While the Company believed that the Complaints lacked merit and that the disclosures set forth in the Definitive Proxy Statement complied fully with applicable law, the Company determined to voluntarily supplement the Definitive Proxy Statement, as set forth in the Company’s Schedule 14A filed with the SEC on July 15, 2021, solely to avoid the expense, burden and risk associated with any litigation matter.
Employment Arrangements

The Company has agreements with certain employees to provide benefits, including salary and other wage-related benefits, in the event of termination. In addition, the Company has adopted a severance policy for certain key members of executive management to provide certain benefits, including salary and other wage-related benefits, in the event of termination without cause. On May 8, 2021, the Board approved an amendment to the severance policy to cover all employees. In total, given the amendments to employee agreements, these benefits would amount to $4.8 million using the rate of compensation in effect at June 30, 2021.

On May 8, 2021, the Board approved the granting of retention bonuses to certain non-executive employees for an amount equal to (a) three months of annual salary, if the Merger has a closing or termination date that is on or prior to November 8, 2021, or (b) six months of annual salary, if the Merger has a closing or termination date that is after November 8, 2021. In total, these benefits would aggregate to $0.4 million if the Merger closes or terminates on or prior to November 8, 2021 and $0.7 million if the Merger closes or terminates after November 8, 2021.

Note 5 - Stockholders’ Equity
2018 Stock Plan
In June 2018, the Company’s Board of Directors (the "Board") and stockholders adopted the 2018 Stock Plan. The 2018 Stock Plan is designed to enable the Company to offer employees, officers, directors and consultants, as defined, an opportunity to acquire a proprietary interest in the Company. The types of awards that may be granted under the 2018 Stock Plan include stock options, stock appreciation rights, restricted stock, and other stock-based awards subject to limitations under applicable law. All awards are subject to approval by the Company’s Board. The 2018 Stock Plan reserves shares of common stock for issuance in accordance with the 2018 Stock Plan’s terms. Total number of shares reserved and available for issuance under the plan was 5,650,000 shares as of June 30, 2021, including an increase of 1,500,000 shares, which was approved by the Company's shareholders at the annual shareholders meeting in April 2021. As of June 30, 2021, 1,198,725 shares remained available for grant under the 2018 Stock Plan.

Restricted Stock

Restricted stock activity for the six months ended June 30, 2021 is summarized as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding, December 31, 2020	308,344	$8.70
Vested	(24,996)	11.54
Outstanding, June 30, 2021	283,348	$8.45
During the three and six months ended June 30, 2021 and 2020, the Company recorded $0.2 million and $0.1 million, respectively, and $0.4 million and $0.3 million, respectively, in stock-based compensation for the restricted shares previously issued.
As of June 30, 2021, there was $2.1 million of unrecognized compensation expense related to restricted shares.

Stock Options
The following table summarizes stock option activities for the six months ended June 30, 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (in Years)	Aggregate Intrinsic Value (in thousands)

Outstanding, December 31, 2020	3,919,550	$4.47	8.11	$13,095
Granted	411,650	9.74
Forfeited	(64,925)	4.37
Outstanding, June 30, 2021	4,266,275	$4.98	7.81	$74,706

Exercisable, June 30, 2021	2,289,050	$2.84	7.11	$44,971

During the six months ended June 30, 2021, the Company granted certain individuals options to purchase 411,650 shares of common stock with an average exercise price of $9.74 per share, a contractual term of ten years, and a vesting period of 25.00% per year over four years. The options had an aggregate grant date fair value of $5.1 million that was calculated using the Black-Scholes option pricing model. Variables used in the Black-Scholes option pricing model included: (1) discount rate ranging from 0.19% to 1.03% based on the daily yield curve rates for U.S. Treasury obligations, (2) expected life of 6.25 years based on the simplified method (vesting plus contractual term divided by two), (3) expected volatility ranging from 88.90% to 90.77% based on the historical volatility of comparable companies' stock, (4) no expected dividends and (5) fair value of the Company's stock ranging from $9.74 to $16.47 per share.
All options issued and outstanding are being amortized over their respective vesting periods. During the three and six months ended June 30, 2021 and 2020, the Company recorded option expense of $1.2 million and $0.6 million, respectively and $2.0 million and $1.2 million, respectively. Unrecognized compensation expense for options at June 30, 2021 was $5.9 million.

Warrants
The following table summarizes warrant activity for the six months ended June 30, 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)

Outstanding, December 31, 2020	1,324,608	$11.32	3.44	$—
Granted	—	—	—	—
Exercised	(406,601)	8.20	—	248
Forfeited (cashless exercise)	(388,866)	13.55	—	—
Outstanding, June 30, 2021	529,141	$12.08	2.94	$5,511

Exercisable, June 30, 2021	529,141	$12.08	2.94	$5,511

Note 6 - Subsequent Events

Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the "HSR Act")

The Merger is subject to the requirements of the HSR Act, as amended, which provides that the Merger may not be completed until the applicable waiting period under the HSR Act is terminated or expires. On June 2, 2021, the Company and AbbVie filed the requisite notification and report forms under the HSR Act with the Antitrust Division of the Department of Justice and the Federal Trade Commission (the “FTC”). Following informal discussions with the staff at the FTC, AbbVie and the Company have agreed to voluntarily provide the FTC with additional time in which to review the Merger. On July 2, 2021, AbbVie, as the acquiring party, voluntarily withdrew its pre-merger notification and report form under the HSR Act. In accordance with the regulations under the HSR Act, AbbVie resubmitted its HSR Act filing on July 7, 2021, commencing a new 30-day waiting period under the HSR Act, which expired at 11:59 p.m. ET on August 6, 2021. Withdrawing and refiling pre-merger notifications is a standard procedure in order to provide additional time for antitrust review of certain transactions. The Company and AbbVie continue to work cooperatively with the FTC staff in their review of the proposed transaction and continue to expect to complete the transaction in the second half of 2021, subject to the satisfaction or permitted waiver of the conditions to closing.

On August 6, 2021, the Company and AbbVie each received a request for additional information and documentary material (the "Second Request") from the FTC in connection with the FTC's review of the transactions contemplated by the Merger Agreement. The effect of the Second Request is to extend the waiting period imposed by the HSR Act until 30 days after the Company and AbbVie have certified substantial compliance with the Second Request, unless that period is extended voluntarily by the parties or terminated sooner by the FTC. The Company and AbbVie continue to work cooperatively with the FTC staff in its review of the proposed transaction, and continue to expect to complete the transaction in the second half of 2021, subject to the satisfaction or permitted waiver of the conditions to closing.

Stockholder Meeting to Adopt the Merger Agreement

On July 20, 2021, the Company held a special meeting of its stockholders in Houston, Texas. At this meeting, the stockholders of the Company adopted the Merger Agreement.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
References in this Form 10-Q to “we," “us," ”its," “our” or the “Company” are to Soliton, Inc. (“Soliton”), as appropriate to the context.
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
•the timing of our commercial launch, which we expect to occur in the third quarter of 2021 and which is subject to the aesthetic market stabilizing in response to COVID-19;
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
•our ability to obtain all parts required to manufacture the RAP device, hand piece and cartridge;
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

•the risk that the proposed Merger may not be completed in a timely manner or at all;
•the failure to satisfy any of the conditions to the consummation of the proposed Merger, including the receipt of certain governmental and regulatory approvals;
•the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement; and
•the outcome of any legal proceedings that have been or may be instituted against the Company related to the Merger Agreement or the proposed Merger.
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
Overview

We are a medical technology company focused on developing and commercializing products utilizing our proprietary designed acoustic shockwave technology platform referred to as RAP. We are a pre-revenue stage company with our first product being prepared to launch for the removal of tattoos and the reduction of cellulite. Our RAP device uses rapid pulses of designed acoustic shockwaves to disrupt cellular structures in the dermal and subdermal tissue. The uniqueness of our designed shockwave allows us to target the differential in stiffness between cellular structures and generate a shearing effect that we believe represents a platform technology potentially useful in tattoo removal and cellulite treatment, for which we have received FDA clearance and fibrotic scar treatment, which has not yet received FDA clearance. We believe the high repetition rate, rapid rise and fall of the wave, and significant peak pressure delivered in a non-focused manner make our shockwave significantly different from other available shockwave technologies. Importantly, our technology allows the disruption of targeted structures within the skin with only minimal discomfort and without additional treatment-related downtime for tattoo removal or any downtime for cellulite treatment.

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

We had previously planned to launch our first product in the second quarter of 2021, but experienced delays due to the focus of our resources being divided between the launch and managing the Merger. Further, we had certain delays in the manufacturing and final test process of the initial devices driven primarily by the impact of COVID-19 on our software development team based in India and certain suppliers' ability to provide timely components. We now plan to launch our RAP device for tattoo removal and cellulite reduction in the third quarter of 2021, initiating the first shipments into select cosmetic dermatology and plastic surgery offices. We expect to generate revenue from both the initial sale of the device and from the recurring sales of disposable cartridges that are required by the device to deliver the various therapies. We refer to this as our "razor and blade" recurring revenue model. Cartridges are designed to be specific to the intended indication (for example, tattoo cartridges are different from cellulite cartridges) and each treatment session requires one or more cartridges. We expect that one tattoo cartridge will facilitate up to four standard laser treatment passes in a single office visit for the average-sized tattoo (about the size of a deck of playing cards). Therefore, a patient with an average-sized tattoo that requires three office visits will require the use of three cartridges. One cellulite cartridge will treat one leg and buttocks area in a single session for an average patient. As such, most cellulite patients will require two cartridges for their initial treatment of both legs and buttocks. We anticipate that patients may benefit from a second maintenance treatment using a single cartridge across the full treatment area, but have not yet demonstrated this in clinical trials.

We also have ongoing clinical programs in several indications, which, if successful, will allow us to expand commercialization of our products into additional markets. As a stand-alone device, we believe RAP has the potential to reduce the effects of fibrosis and stimulate beneficial fibroblast behavior. This capability enables the targeting of fibrotic (keloid and hypertrophic) scars, as well as smoothing and tightening skin. Importantly, we are planning to initiate additional proof-of-concept clinical trials of our RAP device in the treatment of keloid and hypertrophic scars as well as the improvement of skin laxity in 2021. Further, we plan to initiate additional clinical work in tattoo removal with multi-colored ink tattoos and to demonstrate the effect of multiple treatments in the improvement in the appearance of cellulite. We recently announced results from a study in mice demonstrating the ability of RAP to significantly reduce liver fibrosis, further validating the scientific basis for RAP’s mechanism of action and potentially widening the range of indications for which RAP may be suitable. Our technology has not been cleared by the FDA for the treatment of scars or fibrosis.

Commercial upgrades to our Generation 2.0 device to improve usability were subsequently approved through a Special 510(k) in March 2020. This improved device was utilized in our recently completed pivotal cellulite trial, the data from which was included in the 510(k) pre-market application of our Generation 2.0 device for the temporary reduction in the appearance of cellulite filed on June 30, 2020 and approved in January of 2021. Further commercial upgrades to our Generation 2.0 device were approved through a Special 510(k) in April of 2021, clearing the regulatory path to the launch of our first commercial devices. We also intend to secure regulatory approval in international markets and are currently developing a regulatory strategy for these markets.

Our ongoing research and development activities are primarily focused on optimizing the commercial device and cartridge design for tattoo removal and cellulite reduction and then developing our system and treatment head for additional indications. In addition to these development activities, we are exploring additional uses of RAP technology for the dermatology, plastic surgery and aesthetic markets.

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

Recent Developments

Agreement and Plan of Merger

On May 8, 2021, we entered into the Merger Agreement with AbbVie and Merger Sub, under which Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation and a wholly-owned subsidiary of AbbVie.

Upon the closing of the Merger, each outstanding share of our common stock, other than shares owned by us, AbbVie or Merger Sub (which will be cancelled) and shares with respect to which appraisal rights are properly exercised and not withdrawn under Delaware law, will automatically be converted into the right to receive $22.60 in cash, without interest (the “Merger Consideration”).

Each stock option outstanding and unexercised immediately prior to the effective time of the Merger (the “Effective Time”) will be converted into the right to receive a cash payment, without interest, in an amount equal to the excess of the Merger Consideration over the per share exercise price that would be due in cash upon exercise of such stock option. Each restricted stock unit award outstanding immediately prior to the Effective Time will be converted into the right to receive a cash payment, without interest, in an amount equal to the Merger Consideration. Each warrant to purchase our common stock outstanding and unexercised immediately prior to the Effective Time will be converted into the right to receive a cash payment, without interest, in an amount equal to the excess of (i) the number of shares of common stock subject to the warrant, multiplied by the Merger Consideration over (ii) the number of shares of common stock subject to the warrant, multiplied by the per share exercise price of such warrant.

The consummation of the Merger is subject to certain customary closing conditions, including (i) the adoption of the Merger Agreement by the holders of a majority of the outstanding shares of the our common stock, (ii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), and (iii) that no judgment or law is in effect that enjoins, makes illegal or otherwise prohibits the consummation of the Merger. Moreover, each party’s obligations to consummate the Merger are subject to certain other conditions, including (a) the accuracy of the other party’s representations and warranties (subject to certain materiality exceptions), (b) the other party’s compliance in all material respects with its obligations under the Merger Agreement, and (c) in the case of AbbVie and Merger Sub only, (i) the absence of any pending claim, proceeding or other action by a governmental authority that seeks to prevent, prohibit or make illegal the consummation of the Merger or materially limit AbbVie’s ability to own, control, direct, manage or operate us and (ii) the absence of any effect, change, event, development or occurrence that, individually or in the aggregate, has had or would reasonably be expected to have a Material Adverse Effect (as defined in the Merger Agreement) that is continuing. Subject to the satisfaction of the closing conditions, closing of the Merger is expected to occur in the second half of 2021.

The Merger Agreement contains representations and warranties and covenants of the parties customary for a transaction of this nature. Until the earlier of the termination of the Merger Agreement and the Effective Time, we have agreed to operate our business in the ordinary course of business in all material respects and have agreed to certain other operating covenants and to not take certain specified actions prior to the consummation of the Merger, as set forth more fully in the Merger Agreement.

The Merger Agreement contains certain termination rights for us and AbbVie, including, among others, the right of (1) the Company to terminate the Merger Agreement in order to enter into an agreement providing for a Superior Proposal (subject to our compliance with certain obligations under the Merger Agreement related to such Superior Proposal and such termination) and (2) AbbVie to terminate the Merger Agreement if the Board changes its recommendation with respect to the Merger Agreement. The Merger Agreement also provides that under specified circumstances, including in the event of termination as described in (1) or (2) above, we will be required to pay AbbVie a termination fee of $18.6 million.

In connection with a termination of the Merger Agreement under specified circumstances involving failure to obtain clearance under the HSR Act to consummate the Merger (or failure to remove certain legal restraints, or to resolve certain pending claims or proceedings, arising under antitrust laws with respect to the Merger) within six months from the date of the Merger Agreement, subject to two extensions of three months each (provided other closing conditions are satisfied), or involving a non-appealable legal restraint of the Merger arising under antitrust laws, AbbVie may be required to pay us a reverse termination fee of up to $20.0 million.

On July 20, 2021, we held a special meeting of our stockholders in Houston, Texas. At this meeting, our stockholders adopted the Merger Agreement.

Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the "HSR Act") Filing

The Merger is subject to the requirements of the HSR Act, which provides that the Merger may not be completed until the applicable waiting period under the HSR Act is terminated or expires. On June 2, 2021, the Company and AbbVie filed the requisite notification and report forms under the HSR Act with the Antitrust Division of the Department of Justice and the Federal Trade Commission (the “FTC”). Following informal discussions with the staff at the FTC, AbbVie and the Company have agreed to voluntarily provide the FTC with additional time in which to review the Merger. On July 2, 2021, AbbVie, as the acquiring party, voluntarily withdrew its pre-merger notification and report form under the HSR Act. In accordance with the regulations under the HSR Act, AbbVie resubmitted its HSR Act filing on July 7, 2021, commencing a new 30-day waiting period under the HSR Act, which expired at 11:59 p.m. ET on August 6, 2021. Withdrawing and refiling pre-merger notifications is a standard procedure in order to provide additional time for antitrust review of certain transactions. The Company and AbbVie continue to work cooperatively with the FTC staff in their review of the proposed transaction and continue to expect to complete the transaction in the second half of 2021, subject to the satisfaction or permitted waiver of the conditions to closing.

On August 6, 2021, the Company and AbbVie each received a request for additional information and documentary material (the "Second Request") from the FTC in connection with the FTC's review of the transactions contemplated by the Merger Agreement. The effect of the Second Request is to extend the waiting period imposed by the HSR Act until 30 days after the Company and AbbVie have certified substantial compliance with the Second Request, unless that period is extended voluntarily by the parties or terminated sooner by the FTC. The Company and AbbVie continue to work cooperatively with the FTC staff in its review of the proposed transaction, and continue to expect to complete the transaction in the second half of 2021, subject to the satisfaction or permitted waiver of the conditions to closing.

On April 27, 2021, the FDA cleared our special 510(k) application submitted on March 31, 2021 for modifications to our device planned for commercial launch.

Results of Operations for the Three and Six Months Ended June 30, 2021 Compared to the Three and Six Months Ended June 30, 2020

Below is a summary of the results of operations (in thousands):

	Three Months Ended June 30,
	2021	2020	Change ($)	% Change
Operating expenses
Research and development	$1,596	$1,152	$444	38.54%
Sales and marketing	1,168	35	1,133	3,237.14%
Depreciation	151	71	80	112.68%
General and administrative	5,000	1,880	3,120	165.96%
Total operating expenses	$7,915	$3,138	$4,777	152.23%

Research and development. Research and development expenses increased by $0.4 million compared to the same period in 2020, mainly due to increases in expenses for animal research of $0.1 million, salaries and related costs of $0.1 million, engineering related costs of $0.1 million and other costs totaling $0.1 million.

Sales and marketing. Sales and marketing expenses increased by $1.1 million compared to the same period in 2020, largely attributed to increases in expenses for salaries and related costs (including stock-based compensation) of $0.6 million and marketing costs to support the launch of our products of $0.5 million.
General and administrative. General and administrative expenses increased by $3.1 million compared to the same period in 2020. This increase was primarily due to increases in professional fees and expenses associated with the Merger of $2.2 million, stock-based compensation of $0.6 million, and salaries and related costs of $0.3 million.

	Six Months Ended June 30,
	2021	2020	Change ($)	% Change
Operating expenses
Research and development	$3,052	$2,294	$758	33.04%
Sales and marketing	1,879	86	1,793	2,084.88%
Depreciation	242	142	100	70.42%
General and administrative	7,972	3,891	4,081	104.88%
Total operating expenses	$13,145	$6,413	$6,732	104.97%

Research and development. Research and development expenses increased by $0.8 million compared to the same period in 2020, mainly due to increases in expenses for salaries and related costs of $0.4 million, engineering related costs of $0.2 million, and animal research of $0.2 million.
Sales and marketing. Sales and marketing expenses increased by $1.8 million compared to the same period in 2020, largely attributed to increases in expenses for salaries and related costs (including stock-based compensation) of $1.1 million and marketing costs to support the launch of our products of $0.7 million.
General and administrative. General and administrative expenses increased by $4.1 million compared to the same period in 2020. This increase was primarily due to increases in professional fees and expenses associated with the Merger of $2.6 million, stock-based compensation of $0.8 million, salaries and related costs of $0.6 million, and other costs of $0.1 million.

Liquidity and Capital Resources
On June 30, 2021, we had $20.6 million of cash and cash equivalents and $0.2 million in restricted cash supporting a letter of credit benefiting our contract manufacturer.
We will not generate revenue until we have completed the commercialization of our RAP units and initiated sales of the units. We expect to continue to invest in our research and development efforts to support our current initiatives.

We estimate our current cash, cash equivalents and restricted cash resources of $20.8 million at June 30, 2021 and reverse termination fee payments that would be made by AbbVie should the Merger not be consummated by November 8, 2021 are sufficient to fund our operations for at least the next 12 months. We anticipate incurring operating losses for the next several years as we complete the development of our products, seek requested regulatory clearances to market such products and support the commercial launch of our products. These factors raise uncertainties about our ability to fund operations in future years. If we need to raise additional capital in order to continue to execute our business plan, including obtaining additional regulatory clearance for our products currently under development and commercializing and generating revenues from products under development, there is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to us. A failure to raise sufficient capital could adversely impact our ability to achieve our intended business objectives and meet our financial obligations as they become due and payable.

The COVID-19 global pandemic has resulted in travel restrictions and temporary shut-downs of non-essential businesses in many states in the United States. We are able to remain open but have required our employees to work from home for a portion of the work week. We have experienced interruptions in our supply chain due to global part shortages and labor shortages from COVID-19. Due to many uncertainties, we are unable to estimate the pandemic’s financial impact or duration at this time.

Summary of Cash Flows
The following table summarizes our cash flows for the six months ended June 30, 2021 and 2020, respectively (in thousands):

	2021	2020

Net cash used in operating activities	$(9,919)	$(6,479)
Net cash used in investing activities	(1,102)	(137)
Net cash provided by financing activities	52	32,046
Net (decrease)/increase in cash	$(10,969)	$25,430

Cash Flows for the six months ended June 30, 2021 and 2020
Operating activities. Net cash used in operating activities was $9.9 million during the six months ended June 30, 2021 and consisted of a net loss of $13.1 million offset by a net change in operating assets and liabilities of $0.5 million and non-cash items of $2.7 million. The change in operating assets and liabilities included sources of cash from increases in accounts payable of $0.8 million, accrued liabilities of $0.4 million, and inventory of $0.3 million offset by the use of cash for prepaid expenses and other current assets of $1.0 million. The increase in accounts payable and accrued expenses was driven primarily by increased professional fees and other costs associated with the Merger and sales and marketing expenses as we prepared for our launch. The decrease in inventory was driven by the sale of previously purchased components back to our contract manufacturer. The change in prepaid expenses, including other prepaids and receivables, was largely driven by the sale of previously purchased components used in the manufacture of our devices back to our contract manufacturer at June 30, 2021 for $0.6 million and new insurance policies, reporting software for public companies and prepayments for work that had not yet been performed by contractors by June 30, 2021 for $0.4 million. Non-cash items consisted of stock-based compensation of $2.4 million and depreciation expense of $0.3 million.
Net cash used in operating activities was $6.5 million during the six months ended June 30, 2020 and consisted of a net loss of $6.4 million and a net change in operating assets and liabilities of $1.7 million offset by non-cash items of $1.6 million. The change in operating assets and liabilities included a use of cash for prepaid expenses and other current assets of $0.3 million, inventory of $0.2 million, accounts payable of $0.6 million and accrued liabilities of $0.6 million. The increase in prepaid expenses was largely driven by new insurance policies, reporting software for public companies, and prepayments for work that had not yet been performed by an engineering contractor by June 30, 2020. The decrease in accounts payable was mainly due to an increase in invoices received at December 31, 2019 from our largest vendors. The decrease in accrued liabilities was driven primarily by the settlement of accruals for several large vendors that were paid during the period. Non-cash items consisted of stock-based compensation of $1.4 million and depreciation expense of $0.2 million.
Investing activities. Net cash used in investing activities for the six months ended June 30, 2021 was $1.1 million compared to $0.1 million for the same period in 2020. The increase in net cash used was primarily due to $1.0 million utilized towards the purchase of property and equipment primarily as a result of the investment in our research equipment and tooling as we prepared for our launch.
Financing activities. Net cash provided by financing activities during the six months ended June 30, 2021 was $0.1 million compared to $32.0 million for the same period in 2020. The $0.1 million in 2021 was a result of net proceeds from the exercise of warrants for cash during the period compared to $32.0 million for the same period in 2020 due to cash proceeds received from our June 2020 Offering.
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

MD Anderson has the right to terminate the agreement upon advance notice in the event of a default by Soliton. The agreement will expire upon the expiration of the licensed intellectual property. The rights obtained by us pursuant to the agreement are made subject to the rights of the U.S. government to the extent that the technology covered by the licensed intellectual property was developed under a funding agreement between MD Anderson and the U.S. government. To the extent that is the case, our license agreement with, and the intellectual property rights we have licensed from MD Anderson, are subject to such a funding agreement and any superior rights that the U.S. government may have with respect to the licensed intellectual property. Therefore, there is a risk that the intellectual property rights we have licensed from MD Anderson may be non-exclusive or void if a funding agreement related to the licensed technology between MD Anderson and the U.S. government does exist and depending on the terms of such an agreement. Notwithstanding the foregoing, we do not believe our RAP technology received any federal funding. All out-of-pocket expenses incurred by MD Anderson in filing, prosecuting and maintaining the licensed patents have been and shall continue to be assumed by us. For the six months ended June 30, 2021 and 2020, we paid approximately $0.1 million and $0.1 million, respectively, for expenses related to this agreement.
As the inventor of the intellectual property licensed from MD Anderson, Dr. Capelli, our Vice Chairman, Chief Science Officer and Co-Founder, is entitled to 50% of the license income (which is determined after MD Anderson recoups any costs associated therewith) that we are required to pay to MD Anderson pursuant to our license agreement with MD Anderson. For the six months ended June 30, 2021, Dr. Capelli was entitled to receive $42.5 thousand from MD Anderson. In addition, Dr. Capelli is entitled to 50% of the proceeds (after the recoupment of any costs associated therewith) from the sale by MD Anderson of 175,000 shares issued to MD Anderson in connection with the license agreement.
Purchase Commitments
As of June 30, 2021, we had contractual purchase obligations for engineering and design services of $1.6 million to Emphysys, Inc. ("Emphysys"). This commitment is for services used in the ordinary course of business and does not represent excess commitments or loss contracts. The remaining minimum purchase obligation is $1.6 million for the 12 month period ending June 30, 2022. If we fail to spend such minimum annual amounts or if the Company terminates the Addendum without cause, the Company will be required to pay Emphysys an early termination fee of no more than $0.2 million.
On March 6, 2020, we entered into a manufacturing service agreement (the "Agreement") with Sanmina Corporation ("Sanmina"). The Agreement states that Sanmina will provide us with certain manufactured products for a one year period, with pricing adjusted for material variations of market prices for components, parts and raw material, including variations resulting from allocations, shortages or tariffs. In addition, pricing will be based on the forecasted volumes provided by us and the projected inventory turns as agreed by both parties. We have issued purchase orders under this agreement that commit us to purchase $1.2 million in manufactured goods from Sanmina.
Either party may terminate the Agreement, or an order under the Agreement, for default, if the other party materially breaches the Agreement; provided, however, no termination shall occur until thirty days after the defaulting party is notified in writing of the material breach and has failed to cure or give adequate assurances of performance within the thirty day period after notice of material breach. In addition, we may terminate the Agreement for any reason upon thirty days’ prior written notice and may terminate any order under the Agreement for any reason upon 120 days’ (before scheduled shipment) prior written notice. Sanmina may terminate the Agreement for any reason upon ninety days’ notice. In the event the Agreement or an order under the Agreement is terminated for any reason other than a breach by Sanmina, we are required to pay Sanmina termination charges equal to (i) the contract price for all finished product existing at the time of termination; (ii) Sanmina’s cost (including labor, components and applicable mark-ups per the pricing model) for all work in process; and (iii) the cost of components ordered by Sanmina pursuant to the Agreement.
We entered into a manufacturing services agreement with Paramit Corporation ("Paramit") on March 22, 2021 for the production of hand pieces. The agreement states that Paramit will provide us with certain manufactured products at prices and quantities to be agreed upon by the parties through an issued and accepted purchase order. Quantities agreed upon by both parties in an issued and accepted purchase order may only be cancelled for units to be received after the initial 60 days. We have issued purchase orders under this agreement that commit us to purchase $0.7 million in manufactured goods from Paramit.
Lease Commitments
We lease space for our corporate office, which lease provides for an original 63 month term beginning on February 1, 2016, with initial rent payments of $7.6 thousand per month that escalate annually to a maximum of $8.9 thousand per month through the expiration of the agreement. On September 15, 2020, we entered into a 12 month extension of our corporate office lease. Rent expense for non-cancellable operating leases with scheduled rent increases will be recognized on a straight-line basis over the lease term.
Future minimum lease payments under the operating leases as of June 30, 2021 were $0.1 million through the lease term ending April 30, 2022.

Employment Arrangements

We have agreements with key employees to provide certain benefits, including salary and other wage-related benefits, in the event of termination. In addition, the Company has adopted a severance policy for certain key members of executive management to provide certain benefits, including salary and other wage-related benefits, in the event of termination without cause. May 8, 2021, the Board approved an amendment to the severance policy to cover all employees. In total, given the amendments to employee agreements, these benefits would amount to $4.8 million using the rate of compensation in effect at June 30, 2021.

Amendment to Brad Hauser Employment Agreement

In connection with the execution of the Merger Agreement, on May 8, 2021, we entered into an amendment (the “Employment Agreement Amendment”) to that certain Employment Agreement, dated October 30, 2020, between the Company and its Chief Executive Officer, Brad Hauser (the “Employment Agreement”). The Employment Agreement Amendment provides that, if Mr. Hauser becomes entitled to payments and/or benefits under the Employment Agreement or otherwise (collectively, the “Total Payments”) that would result in Mr. Hauser being subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended (the “Code”), Mr. Hauser will be entitled to receive a gross-up payment in an amount such that, after payment by Mr. Hauser of all applicable taxes on the gross-up payment (including any excise tax and any associated interest charges or penalties that could be imposed under Section 4999 of the Code), Mr. Hauser will retain an amount of the gross-up payment equal to the excise tax and any associated interest charges or penalties imposed by Section 4999 upon the Total Payments, such that the net amount retained by Mr. Hauser shall be equal to the net amount of the Total Payments as if the excise tax imposed by Section 4999 was not applicable to the Total Payments, provided that the amount of the gross-up payment to Mr. Hauser will not exceed $250,000.

Non-Competition and Non-Solicitation Agreement with Mr. Hauser

On May 8, 2021, in connection with the execution of the Merger Agreement, we entered into a non-competition and non-solicitation agreement with Mr. Hauser (the “Non-Competition Agreement”). The Non-Competition Agreement provides that, subject to certain exceptions set forth therein, during Mr. Hauser’s employment with us and until 18 months following the Closing, Mr. Hauser will be prohibited from, directly or indirectly, including on behalf of any person, firm or other entity, (i) actively soliciting for employment any employee of the Company or any of its parents, subsidiaries, divisions or affiliates, or anyone who was an employee of the Company or one of its parents, subsidiaries, divisions or affiliates within the six-month period prior to the Closing, or inducing any such employee to terminate his or her employment with the Company or any of its parents, subsidiaries, divisions or affiliates, (ii) performing services for any other business, within the United States or any foreign jurisdiction in which we or any of our subsidiaries are then conducting clinical trials, providing services or products or marketing its services or products (or is engaged in active discussions to provide such services), that is engaged in the development, manufacture, marketing, distribution or sale of, or research directed to the development, manufacture, marketing, distribution or sale of, medical or aesthetic solutions or devices in the tattoo-removal or reduction of cellulite markets (a “Competing Business”), (iii) serving as an officer or director (or similar position) of a Competing Business, or (iv) requesting any person, firm or other entity that is a customer of the Company or any of its parents, subsidiaries, divisions or affiliates during Mr. Hauser’s employment with us or during the 18-month period following the Closing to curtail or cancel such customer’s business with us or any of our affiliates.

On May 8, 2021, the Board approved the granting of retention bonuses to certain Company non-executive employees in a lump sum cash incentive payment in an amount equal to (a) three months of annual salary, if the Merger closing or termination date is on or prior to November 8, 2021, or (b) six months of annual salary, if the Merger closing or termination date is after November 8, 2021. In total, these benefits would aggregate to $0.4 million if the Merger closes or terminates on or prior to November 8, 2021 and $0.7 million if the Merger closes or terminates after November 8, 2021.

Off-balance Sheet Arrangements
As of June 30, 2021, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
Sales and marketing
Sales and marketing expenses consist of marketing, conferences, web development, advisory boards, salaries, benefits and stock-based compensation for sales and marketing personnel, and other miscellaneous expenses. As we commercialize, we expect our sales and marketing expenses to increase due to the anticipated growth of our business and related infrastructure as well as expanding our sales, marketing and support personnel. We recognize expenses to develop advertising materials as they are incurred.
General and administrative
General and administrative expenses consist of personnel related costs, which include salaries, as well as the costs of professional services, such as accounting and legal, facilities, information technology, stock-based compensation for general and administrative personnel, insurance, travel costs and other administrative expenses and patent costs. Specifically, expenses related to the Merger are included in general and administrative expenses. We expect our general and administrative expenses to increase due to the Merger, the anticipated growth of our business and related infrastructure, as well as accounting, insurance, investor relations and other costs associated with being a public company.
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
Under the supervision, and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness, as of June 30, 2021, of our disclosure controls and procedures. Based upon such evaluation and due to both the limited staffing of the Company at its early stage of development and the existence of the material weaknesses in our internal control over financial reporting described below, our CEO and CFO have concluded that, as of June 30, 2021, our disclosure controls and procedures were not effective.
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As previously disclosed in our annual Report on Form 10-K for the year ended December 31, 2020, our management concluded that our internal control over financial reporting was, and continues to be, ineffective as of June 30, 2021 due to material weaknesses in our internal controls arising from a lack of segregation of duties, and the absence of internal staff with extensive knowledge of SEC financial and GAAP reporting. It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to maintain effective segregation of duties on our assessment of our internal control over financial reporting and has concluded that the control deficiency represents a material weakness. In April 2019, an additional experienced staff was hired in the accounting and finance department and in August 2020, an experienced employee was hired in the accounting and finance department to focus on the further development of internal controls. Additionally, we hired one more experienced employee in the accounting and finance department in February of 2021 to further aid in the segregation of duties. In addition, we are retaining appropriate consultants to enhance our knowledge of SEC financial and GAAP reporting and upgrading our accounting system. In the fourth quarter of 2020, we began implementing a new ERP system to improve the previously reported limitations of our financial accounting system. Throughout the first quarter of 2021, we processed all accounting transactions in parallel in both our old and new financial reporting systems to ensure that our new system was properly functioning. In May 2021, we began to rely solely on the new financial reporting system which is capable of properly segregating duties within the system. Furthermore, management added additional mitigating controls with regards to cash disbursements; changes were made in our authorization processes to improve segregation of duties; and we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with GAAP. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.
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

PART II - OTHER INFORMATION
Item 1.    Legal Proceedings
From time to time, in the ordinary course of our business, we may be involved in legal proceedings, the outcomes of which may not be determinable. The results of litigation are inherently unpredictable. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in diversion of significant resources. We are not able to estimate an aggregate amount or range of reasonably possible losses for those legal matters for which losses are not probable and estimable. We have insurance policies covering potential losses where such coverage is cost effective.

As previously disclosed, on May 8, 2021, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with AbbVie Inc. (“AbbVie”) and Scout Merger Sub, Inc., a wholly owned subsidiary of AbbVie (“Merger Sub”), pursuant to which Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation and a wholly owned subsidiary of AbbVie (the “Merger”). In connection with the Merger, the following complaints have been filed against us and the members of our board of directors: Musanto v. Soliton, Inc., et al., Case No. 1:21-cv-05088 (S.D.N.Y. June 9, 2021); Whitfield v. Soliton, Inc., et al., No. 1:21-cv-05330 (S.D.N.Y. June 16, 2021); O’Guin v. Soliton, Inc., et al., No. 1:21-cv-05359 (S.D.N.Y. June 17, 2021); Wiklund v. Soliton, Inc., et al., No. 1:21-cv-05386 (S.D.N.Y. June 18, 2021); Boland v. Soliton, Inc., et al., No. 1:21-cv-05391 (S.D.N.Y. June 18, 2021); Jabaloy v. Soliton, Inc., et al., No. 1:21-cv-03488 (E.D.N.Y. June 21, 2021); Eder v. Soliton, Inc., et al., No. 1:21-cv-05474 (S.D.N.Y. June 22, 2021); Post v. Soliton, Inc., et al., No. 1:21-cv-05496 (S.D.N.Y. June 23, 2021); Ciccotelli v. Soliton, Inc., et al., No. 2:21-cv-02843 (E.D. Pa. June 25, 2021); Walker v. Soliton, Inc., et al., No. 1:21-cv-00928 (D. Del. June 29, 2021); Sheridan v. Soliton, Inc., et al., No. 1:21-cv-05656 (S.D.N.Y. June 30, 2021); Siljanovski v. Soliton, Inc., et al., No. 1:21-cv-05935 (S.D.N.Y. July 9, 2021) (collectively, the “Complaints”). Each of the Complaints asserted claims under Sections 14(a) and 20(a) of the Exchange Act, and Rule 14a-9 promulgated thereunder, alleging that the Company’s Definitive Proxy Statement on Schedule 14A (the “Definitive Proxy Statement”) with respect to the special meeting of our stockholders held on July 20, 2021 omitted to disclose certain facts. In addition, the Musanto Complaint alleged that the named directors of the Company breached their fiduciary duties by approving the Merger Agreement through a flawed and unfair process and by failing to not make complete and accurate disclosures regarding this process and that we aided and abetted the alleged breaches. Each of the Complaints sought to enjoin or rescind the Merger and requests attorneys’ fees and damages in an unspecified amount. We also received a demand for books and records pursuant to Section 220 of the Delaware General Corporation Law. The demand sought books and records related to the Merger, the independence and disinterestedness of our board of directors and the Definitive Proxy Statement in order to investigate whether any wrongdoing or mismanagement took place in connection with the Merger. While we believe that the Complaints lacked merit and that the disclosures set forth in the Definitive Proxy Statement complied fully with applicable law, we determined to voluntarily supplement the Definitive Proxy Statement, as set forth in our Schedule 14A filed with the SEC on July 15, 2021, solely to avoid the expense, burden and risk associated with any litigation matter.
Item 1A.    Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section entitled “Risk Factors” in our 2020 Annual Report on Form 10-K and in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021 (the “Q1 2021 Quarterly Report on Form 10-Q”), which are incorporated herein by reference. The risks described in the 2020 Annual Report on Form 10-K and in the Q1 2021 Quarterly Report on Form 10-Q are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes to our risk factors from those set forth in our 2020 Annual Report on Form 10-K and in our Q1 2021 Quarterly Report on Form 10-Q, except as follows:

Supply chain issues related to the ongoing COVID-19 pandemic have caused disruptions to our limited launch timeline and could continue to cause disruptions in the future.

We previously planned to launch our first product in the second quarter of 2021 but experienced delays in the manufacturing and final test process of the initial devices driven primarily by the impact of COVID-19 on our software development team based in India and certain suppliers' ability to provide timely components. As our software development will continue to be performed in India, we cannot be certain that we will not experience further delays in the future. Furthermore, we cannot be certain that our suppliers will be able to maintain timely supplies of critical components.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.
Item 6.    Exhibits
INDEX TO EXHIBITS

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of May 8, 2021, among AbbVie Inc., Scout Merger Sub, Inc. and Soliton, Inc. (incorporated by reference to exhibit 2.1 of the Form 8-K filed May 10, 2021)
3.1	Second Amended and Restated Bylaws of Soliton, Inc. (incorporated by reference to exhibit 3.1 of the Form 8-K filed May 10, 2021)
4.1	Form of Amendment to Certain Common Stock Purchase Warrants (incorporated by reference to exhibit 4.1 of the Form 8-K filed May 10, 2021)
10.1	Amendment to Employment Agreement by and between Soliton, Inc. and Brad Hauser, effective May 8, 2021 (incorporated by reference to exhibit 10.1 of the Form 8-K filed May 10, 2021)
10.2	Non-Competition and Non-Solicitation Agreement, dated as of May 8, 2021, between Soliton, Inc. and Brad Hauser (incorporated by reference to exhibit 10.2 of the Form 8-K filed May 10, 2021)
10.3	Soliton, Inc. Employee Severance Plan, effective as of May 8, 2021 (incorporated by reference to exhibit 10.3 of the Form 8-K filed May 10, 2021)
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1*(1)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*(1)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
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

SOLITON, INC.

SIGNATURE	TITLE	DATE

/s/ Bradley Hauser	Chief Executive Officer, President and Director (principal executive officer)	August 12, 2021
Bradley Hauser

/s/ Lori Bisson	Chief Financial Officer and Executive Vice-President (principal financial and accounting officer)	August 12, 2021
Lori Bisson