Form 10-Q
period 2021-09-30
Soliton, Inc.
filed 2021-11-12
CIK 1548187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No   ☒
The number of shares of the Company's outstanding common stock as of November 3, 2021 was 21,596,544.

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements
SOLITON, INC.
CONDENSED BALANCE SHEETS
(UNAUDITED)

(in thousands, except for share data)	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$21,748	$31,557
Restricted cash	200	200
Total cash	21,948	31,757
Inventory	431	353
Prepaid expenses and other current assets	615	141
Total current assets	22,994	32,251
Property and equipment, net of accumulated depreciation	2,258	1,413
Intangible and other assets	318	137
Total assets	$25,570	$33,801

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$671	$1,008
Accrued and other current liabilities	3,531	1,812
Total current liabilities	4,202	2,820
Commitments and contingencies (Note 4)
Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 authorized, 21,596,544 shares issued and outstanding at September 30, 2021 and 21,189,943 shares issued and outstanding at December 31, 2020	22	21
Additional paid-in capital	105,267	101,544
Accumulated deficit	(83,921)	(70,584)
Total stockholders’ equity	21,368	30,981
Total liabilities and stockholders’ equity	$25,570	$33,801
See accompanying notes to the unaudited condensed financial statements

SOLITON, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except for share and per share data)	2021	2020	2021	2020

Revenue	$370	$—	$370	$—
Cost of revenue	344	—	344	—
Gross profit	26	—	26	—

Operating expenses:
Research and development	1,179	1,143	4,231	3,437
Sales and marketing	1,114	474	2,993	560
Depreciation	219	87	461	229
General and administrative	3,807	1,965	11,779	5,856
Total operating expenses	6,319	3,669	19,464	10,082

Loss from operations	(6,293)	(3,669)	(19,438)	(10,082)

Other income:
Interest income	21	76	101	82
Gain from Additional Payment from AbbVie	6,000	—	6,000	—
Total other income	6,021	76	6,101	82

Net loss	$(272)	$(3,593)	$(13,337)	$(10,000)

Net loss per common share, basic and diluted	$(0.01)	$(0.17)	$(0.62)	$(0.55)

Weighted average number of common shares outstanding, basic and diluted	21,519,037	21,062,444	21,349,962	18,244,330
See accompanying notes to the unaudited condensed financial statements

SOLITON, INC.
CONDENSED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
(in thousands)	Shares	Par

Balance, December 31, 2020	21,190	$21	$101,544	$(70,584)	$30,981

Stock-based compensation	—	—	1,036	—	1,036
Issuance of common shares	189	—	52	—	52
Net loss	—	—	—	(5,177)	(5,177)

Balance, March 31, 2021	21,379	$21	$102,632	$(75,761)	$26,892

Stock-based compensation	—	—	1,410	—	1,410
Issuance of common shares	218	1	(1)	—	—
Net loss	—	—	—	(7,888)	(7,888)
Balance, June 30, 2021	21,597	$22	$104,041	$(83,649)	$20,414

Stock-based compensation	—	—	1,226	—	1,226
Net loss	—	—	—	(272)	(272)
Balance, September 30, 2021	21,597	$22	$105,267	$(83,921)	$21,368

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
(in thousands)	Shares	Par

Balance, December 31, 2019	16,932	$17	$66,300	$(56,043)	$10,274

Stock-based compensation	—	—	711	—	711
Issuance of common shares	11	—	—	—	—
Net loss	—	—	—	(3,271)	(3,271)

Balance, March 31, 2020	16,943	$17	$67,011	$(59,314)	$7,714

Stock-based compensation	—	—	736	—	736
Issuance of common shares	30	—	—	—	—
Issuance of common shares from June 2020 Offering, net of costs	4,217	4	32,042	—	32,046
Net loss	—	—	—	(3,136)	(3,136)
Balance, June 30, 2020	21,190	$21	$99,789	$(62,450)	$37,360

Stock-based compensation	—	—	757	—	757
Net loss	—	—	—	(3,593)	(3,593)
Balance, September 30, 2020	21,190	$21	$100,546	$(66,043)	$34,524
See accompanying notes to the unaudited condensed financial statements

SOLITON, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	For the Nine Months Ended September 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,337)	$(10,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain from Additional Payment from AbbVie	(6,000)	—
Depreciation	461	209
Stock-based compensation	3,671	2,204
Write-down of intangible asset	—	20
Changes in operating assets - (increase)/decrease:
Inventory	(78)	(266)
Prepaid expenses and other current assets	(475)	(218)
Changes in operating liabilities - increase/(decrease):
Accounts payable	(356)	(932)
Accrued and other current liabilities	1,719	161
NET CASH USED IN OPERATING ACTIVITIES:	(14,395)	(8,822)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for the purchase of property and equipment	(1,288)	(446)
Payments for intangibles	(178)	(28)
NET CASH USED IN INVESTING ACTIVITIES:	(1,466)	(474)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares	52	—
Proceeds from Additional Payment from AbbVie	6,000	—
Proceeds from issuance of common shares from June 2020 Offering, net of costs	—	32,046

NET CASH PROVIDED BY FINANCING ACTIVITIES:	6,052	32,046

Net (decrease)/increase in cash, cash equivalents and restricted cash	(9,809)	22,750
Cash, cash equivalents and restricted cash, beginning of period	31,757	12,076
Cash, cash equivalents and restricted cash, end of period	$21,948	$34,826

Supplemental cash flow disclosures:
Non-cash investing and financing activities:
Additions to property and equipment included in accounts payable	$18	$249
Additions to intangible assets included in accounts payable	$1	$—

See accompanying notes to the unaudited condensed financial stat

SOLITON, INC.
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 1 - Description of the Business, Basis of Presentation and Summary of Significant Accounting Policies
Description of the Business
Soliton, Inc. (“Soliton” or the “Company”) was organized under the laws of the State of Delaware on March 27, 2012. The Company operates in one segment as a medical device company organized to develop and commercialize products utilizing its proprietary Rapid Acoustic Pulse ("RAP") technology platform. The Company is a commercial stage company with its first products having been launched for the removal of tattoos and the reduction of cellulite. The Company received clearance from the U.S. Food & Drug Administration ("FDA") for its tattoo removal indication in June of 2019 and for the temporary improvement in the appearance of cellulite in January of 2021. The Company is based in Houston, Texas. Revenue is generated by the sale of its RAP console and disposable cartridges to dermatologists and plastic surgeons, as well as medi-spas under the supervision of a doctor.
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
Summary of Significant Accounting Policies
Revenue and Related Selling Costs
Revenue is derived from the sales of the RESONICTM system, consisting of a console and handpiece, and, from time to time, related extended warranty arrangements (collectively, "System Revenue"), and from the sale of consumable cartridge cases, each of which includes our consumable cartridges and gel pads (collectively, "Consumable Revenue") used by the Company's customers during patient treatments.
The Company recognizes revenue at the amount to which it expects to be entitled when control of the products or services is transferred to its customers. Control is generally transferred when the Company has a present right to payment and the title, and the significant risks and rewards of ownership of products or services are transferred to its customers. The Company uses contracts or customer orders to determine the existence of an arrangement. The Company's standard terms specify that title transfers upon shipment to the customer. Sales prices are documented in the executed sales contract or customer order received prior to shipment. The Company's standard terms do not allow for refunds, payments contingent upon the customer obtaining financing or other terms that could impact the customer's obligation. With the customer’s initial order, where the Company has no past transaction history, the Company collects a deposit before shipment and does not recognize income until it has certainty of receipt of the cash.

Sales of its RESONIC system generally include installation and training. In most cases, consoles are sold with a limited 12 month warranty on product quality. The RESONIC console and cartridges contain enabling software that permits customers to perform patient treatments. The Company does not market this software separately from the RESONIC console or from the consumable cartridges, rather, the functionality that the software provides is part of the overall RESONIC technology. The Company markets the RESONIC system as a non-invasive aesthetic device for the improvement in the appearance of cellulite and for tattoo removal, not for its embedded software attributes included in the technology that enable its use. The Company does not provide rights to upgrades and enhancements in its contract with customers. The embedded software in the RESONIC console and cartridges is incidental to the RESONIC products as a whole and accordingly, revenue recognition is not within the scope of provisions of Accounting Standards Codification ("ASC") Topic 985.

For contracts with multiple performance obligations, each of which represent promises within a contract that are distinct, the Company allocates revenue to all distinct performance obligations based on their relative stand-alone selling prices (“SSPs”). The Company’s products and services included in its contracts with multiple performance obligations generally are not sold separately and there are no observable prices available to determine the SSP for those products and services. Since observable prices are not available, SSPs are established that reflect the Company’s best estimates of what the selling prices of the performance obligations would be if they were sold regularly on a stand-alone basis. The Company’s process for estimating SSPs without observable prices considers multiple factors that may vary depending upon the unique facts and circumstances related to each performance obligation including, when applicable, the estimated cost to provide the performance obligation, market trends in the pricing for similar offerings, product-specific business objectives, and competitor or other relevant market pricing and margins.

The Company expenses shipping and handling costs as incurred and includes them in cost of revenue. In those cases where the Company bills shipping and handling costs to customers, the Company classifies the amounts billed as System Revenue.

The Company excludes all taxes assessed by a governmental agency that are both imposed on and concurrent with the specific revenue-producing transaction from revenue (for example, sales and use taxes). In essence, the Company is reporting these amounts collected on behalf of the applicable government agency on a net basis as though they are acting as an agent. The taxes collected and not yet remitted to the governmental agency are included in accounts payable and accrued expenses in the accompanying balance sheets.

Product Warranties

Sales of the Company's consoles and handpieces includes a limited 12 month warranty on product quality. The Company accrues warranty and related costs based on its best estimates when it determines that it is probable a charge or liability has been incurred and the amount of loss can be reasonably estimated. For new product introductions in which the Company may not have any historical experience, the Company makes estimates for warranty claims based on qualitative and quantitative information. The Company exercises judgment in estimating the expected product warranty costs, using data such as the actual and projected product failure rates, estimated repair costs, material, labor, and overhead costs. Because the Company has no historical experience with which to provide a reliable basis for estimating such warranty cost, unforeseen quality issues or component failure rates could result in future costs in excess of such estimates, or alternatively, improved quality and reliability in the Company's products could result in actual expenses that are below those currently estimated.

Customer Payments and Incentives

The Company enters into transactions where we provide consideration in exchange for certain services provided under separate contractual arrangements. The Company accounts for such payments to customers in accordance with ASC Topic 605-50, which requires management to characterize the payment as a reduction of revenue if the Company is unable to demonstrate the receipt of a benefit that is identifiable and sufficiently separable from the revenue transaction and reasonably estimate the fair value of the benefit identified. Significant management judgment and estimates must be used to determine the fair value of the benefit received in any period.

Disaggregated Revenue

The Company disaggregates revenue based upon the nature of its products and services and the timing and in the manner which it is transferred to the customer. Substantially all revenue is recognized at the time of delivery, except for installation fees, which are recognized as work is completed. Installations do not represent a significant portion of the revenue recognized. For the three and nine months ended September 30, 2021, revenue consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue :
System	$349	$—	$349	$—
Consumable	14	—	14	—
Installation	7	—	7	—
Total revenue	$370	$—	$370	$—

Segments
The Company operates in one reportable segment based on management’s view of its business for purposes of evaluating performance and making operating decisions.
Use of Estimates in Financial Statement Presentation
The preparation of these unaudited condensed interim financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. The Company's significant estimates and assumptions include work performed but not yet billed by contract manufacturers, engineers and research organizations, the valuation of equity related instruments, the amount of warranty work to be performed for customers, the stand-alone selling price of components of our revenues, depreciable lives of long-lived assets (including property and equipment and intangible assets), and the valuation allowance related to deferred taxes. Although the Company believes that its estimates and assumptions are reasonable, they are based upon information available at the time the estimates and assumptions were made. Some of these judgments can be subjective and complex, and, consequently, actual results could differ from those estimates.
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
Merger Agreement

On May 8, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with AbbVie Inc. (“AbbVie”) and Scout Merger Sub, Inc., a wholly-owned subsidiary of AbbVie (“Merger Sub”), under which Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation and a wholly-owned subsidiary of AbbVie (the “Merger”).

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

In connection with a termination of the Merger Agreement under specified circumstances involving failure to obtain clearance under the HSR Act to consummate the Merger (or failure to remove certain legal restraints, or to resolve certain pending claims or proceedings, arising under antitrust laws with respect to the Merger) within six months from the date of the Merger Agreement, subject to two extensions of three months each (provided other closing conditions are satisfied), or involving a non-appealable legal restraint of the Merger arising under antitrust laws, AbbVie may be required to pay the Company a reverse termination fee ("Additional Payments") of up to $20.0 million. On September 10, 2021, AbbVie made an Additional Payment of $6.0 million and on November 8, 2021, AbbVie made an Additional Payment of $11.5 million and exercised its right to extend the term to consummate the Merger by an additional three months to February 8, 2022.
Material Uncertainties
The Company is an early-stage Emerging Growth Company ("EGC") and started generating revenue during the three months ended September 30, 2021. As such, the Company is subject to all of the risks associated with early stage and emerging growth companies. Since inception, the Company has incurred losses and negative cash flows from operating activities. For the three and nine months ended September 30, 2021 and 2020, the Company incurred net losses of $0.3 million and $3.6 million, respectively, and $13.3 million and $10.0 million, respectively, and had net cash flows used in operating activities for the nine months ended September 30, 2021 and 2020 of $14.4 million and $8.8 million, respectively. At September 30, 2021, the Company had an accumulated deficit of $83.9 million, working capital of $18.8 million and cash, cash equivalents and restricted cash of $21.9 million. The Company does not expect to experience positive cash flows from operating activities in the near future and anticipates incurring operating losses for the next few years as it supports the commercial launch of its products and continues to invest in research and development for additional indications in the Company's pipeline. The Company expects its cash, cash equivalents and restricted cash on hand of $21.9 million as of September 30, 2021 and Additional Payments that have been made by AbbVie as the Merger has not been consummated by November 8, 2021 will be sufficient to fund the Company's operations for at least the next 12 months.
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
As of September 30, 2021, potentially dilutive securities included options to purchase 4,266,275 common shares, warrants to purchase 529,141 common shares and unvested restricted stock of 270,850 shares.
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

Note 2 - Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2021	December 31, 2020

Prepaid insurance	$217	$49
Prepaid software	84	52
Other prepaids and receivables	314	40
Total prepaid expenses and other current assets	$615	$141

As of September 30, 2021, other prepaids and receivables largely included the sale of previously purchased components used in the manufacturing of our devices back to our contract manufacturer at September 30, 2021 for $0.3 million, payments made to vendors for work that has not yet been completed, payments made as a result of listing requirements for public companies and receivables from vendors.

Note 3 - Property and Equipment
As of September 30, 2021 and December 31, 2020, the net carrying value of property and equipment was approximately $2.3 million and $1.4 million, respectively, and included an amount less than $0.1 million and $0.7 million, respectively, of construction-in-process for equipment being built and software being developed but not yet placed into service.
Depreciation expense for the three months ended September 30, 2021 and 2020 was $0.2 million and $0.1 million, respectively. Depreciation expense for the nine months ended September 30, 2021 and 2020 was $0.5 million and $0.2 million, respectively.

Note 4 - Commitments and Contingencies
On April 5, 2012, the Company entered into a Patent and Technology License Agreement with The University of Texas M.D. Anderson Cancer Center ("MD Anderson"). Pursuant to the agreement, the Company obtained a royalty-bearing, worldwide, exclusive license to intellectual property including patent rights related to the patents and technology the Company uses. Under the agreement, the Company pays a nonrefundable annual maintenance fee which escalates each anniversary. Additionally, the Company agreed to a running royalty percentage of net sales in the mid-single digits. The annual maintenance fee is discontinued with the initiation of royalty payments. The specific patents initially subject to the agreement expire between 2031 and 2032.

All out-of-pocket expenses incurred by MD Anderson in filing, prosecuting and maintaining the licensed patents have been and shall continue to be assumed by the Company. For the nine months ended September 30, 2021 and 2020, the Company paid approximately $0.1 million and $0.1 million, respectively, for expenses related to this agreement.
As the inventor of the intellectual property licensed from MD Anderson, Dr. Capelli, the Company's Vice Chairman, Chief Science Officer and Co-Founder, is entitled to 50% of the license income (which is determined after MD Anderson recoups any costs associated therewith) that the Company is required to pay to MD Anderson pursuant to the Company's license agreement with MD Anderson. For the nine months ended September 30, 2021, Dr. Capelli was entitled to receive $42.5 thousand from MD Anderson. In addition, Dr. Capelli is entitled to 50% of the proceeds (after the recoupment of any costs associated therewith) from the sale by MD Anderson of 175,000 shares issued to MD Anderson in connection with the license agreement.
Purchase Commitments

As of September 30, 2021, the Company had contractual purchase obligations for engineering and design services of $1.6 million to Emphysys, Inc. ("Emphysys"). This commitment is for services used in the ordinary course of business and does not represent excess commitments or loss contracts. The remaining minimum purchase obligation is $1.5 million for the 12 month period ending June 30, 2022. If we fail to spend such minimum annual amounts or if the Company terminates the addendum without cause, the Company may be required to pay Emphysys an early termination fee of no more than $0.2 million.

On March 6, 2020, the Company entered into a manufacturing service agreement (the "Agreement") with Sanmina Corporation ("Sanmina"). The Agreement states that Sanmina will provide the Company with certain manufactured products for a one year period, with pricing adjusted for material variations of market prices for components, parts and raw material, including variations resulting from allocations, shortages or tariffs. In addition, pricing will be based on the forecasted volumes provided by the Company and the projected inventory turns as agreed by both parties. The Company has issued purchase orders under this agreement that commit the Company to purchase $4.8 million in manufactured goods from Sanmina.
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
The Company entered into a manufacturing services agreement with Paramit Corporation ("Paramit") on March 22, 2021 for the production of handpieces. The agreement states that Paramit will provide the Company with certain manufactured products at prices and quantities to be agreed upon by the parties through an issued and accepted purchase order. Quantities agreed upon by both parties in an issued and accepted purchase order may only be cancelled for units to be received after the initial 60 days. The Company has issued purchase orders under this agreement that commit the Company to purchase $0.7 million in manufactured goods from Paramit.
Lease Commitments
The Company leases space for its corporate office, which provides for an original 63 month term beginning on February 1, 2016, with initial rent payments of $7.6 thousand per month that escalate annually to a maximum of $8.9 thousand per month through the expiration of the agreement. On September 15, 2020, the Company entered into a 12 month extension of its corporate office lease. On November 3, 2021, the Company entered into a three month extension of its corporate office lease. Total rent expense under this office space lease arrangement for the three months ended September 30, 2021 and 2020 was $24.8 thousand and $24.2 thousand, respectively, and for the nine months ended September 30, 2021 and 2020 was $73.1 thousand and $70.8 thousand, respectively.
Future minimum lease payments as of September 30, 2021 were $0.1 million through the lease term ending July 31, 2022.
Letter of Credit
The Company has an irrevocable letter of credit which supports its obligations to pay or perform according to the requirements of an underlying agreement with a certain vendor. Such letter of credit has an initial term of one year, renews automatically for an additional year and can only be modified or canceled with the approval of the beneficiary. As of September 30, 2021, the letter of credit was not used.
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
Employment Arrangements

The Company has employment agreements with certain employees to provide benefits, including salary and other wage-related benefits, in the event of termination. In addition, the Company has adopted a severance policy for certain key members of executive management to provide certain benefits, including salary and other wage-related benefits, in the event of termination without cause. On May 8, 2021, the Board approved an amendment to the severance policy to cover all employees. In total, given the amendments to employee agreements, these benefits would amount to $5.1 million using the rate of compensation in effect at September 30, 2021.

On May 8, 2021, the Board approved the granting of retention bonuses to certain non-executive employees for an amount equal to (a) three months of annual salary, if the Merger has a closing or termination date that is on or prior to November 8, 2021, or (b) six months of annual salary, if the Merger has a closing or termination date that is after November 8, 2021. As such, the Company is committed to pay six months of annual salary in the amount of $0.7 million as the Merger will close or terminate after November 8, 2021.

Note 5 - Stockholders’ Equity
2018 Stock Plan
In June 2018, the Company’s Board of Directors (the "Board") and stockholders adopted the 2018 Stock Plan. The 2018 Stock Plan is designed to enable the Company to offer employees, officers, directors and consultants, as defined, an opportunity to acquire a proprietary interest in the Company. The types of awards that may be granted under the 2018 Stock Plan include stock options, stock appreciation rights, restricted stock, and other stock-based awards subject to limitations under applicable law. All awards are subject to approval by the Company’s Board. The 2018 Stock Plan reserves shares of common stock for issuance in accordance with the 2018 Stock Plan’s terms. Total number of shares reserved and available for issuance under the plan was 5,650,000 shares as of September 30, 2021, including an increase of 1,500,000 shares, which was approved by the Company's shareholders at the annual shareholders meeting in April 2021. As of September 30, 2021, 1,198,725 shares remained available for grant under the 2018 Stock Plan.
Restricted Stock

Restricted stock activity for the nine months ended September 30, 2021 is summarized as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding, December 31, 2020	308,344	$8.70
Vested	(37,494)	11.54
Outstanding, September 30, 2021	270,850	$8.31
During the three and nine months ended September 30, 2021 and 2020, the Company recorded $0.2 million and $0.1 million, respectively, and $0.6 million and $0.4 million, respectively, in stock-based compensation for the restricted shares previously issued.
As of September 30, 2021, there was $1.9 million of unrecognized compensation expense related to restricted shares.

Stock Options
The following table summarizes stock option activities for the nine months ended September 30, 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (in Years)	Aggregate Intrinsic Value (in thousands)

Outstanding, December 31, 2020	3,919,550	$4.47	8.11	$13,095
Granted	411,650	9.74
Forfeited	(64,925)	4.37
Outstanding, September 30, 2021	4,266,275	$4.98	7.56	$65,619

Exercisable, September 30, 2021	2,360,925	$3.10	6.91	$40,741

During the nine months ended September 30, 2021, the Company granted certain individuals options to purchase 411,650 shares of common stock with an average exercise price of $9.74 per share, a contractual term of ten years, and a vesting period of 25.00% per year over four years. The options had an aggregate grant date fair value of $5.1 million that was calculated using the Black-Scholes option pricing model. Variables used in the Black-Scholes option pricing model included: (1) discount rate ranging from 0.19% to 1.03% based on the daily yield curve rates for U.S. Treasury obligations, (2) expected life of 6.25 years based on the simplified method (vesting plus contractual term divided by two), (3) expected volatility ranging from 88.90% to 90.77% based on the historical volatility of comparable companies' stock, (4) no expected dividends and (5) fair value of the Company's stock ranging from $9.74 to $16.47 per share.
All options issued and outstanding are being amortized over their respective vesting periods. During the three and nine months ended September 30, 2021 and 2020, the Company recorded option expense of $1.0 million and $0.6 million, respectively and $3.0 million and $1.8 million, respectively. Unrecognized compensation expense for options at September 30, 2021 was $9.7 million.

Warrants
The following table summarizes warrant activity for the nine months ended September 30, 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)

Outstanding, December 31, 2020	1,324,608	$11.32	3.44	$—
Exercised	(406,601)	8.20	—	4,945
Forfeited (cashless exercise)	(388,866)	13.55	—	—
Outstanding, September 30, 2021	529,141	$12.08	2.69	$4,384

Exercisable, September 30, 2021	529,141	$12.08	2.69	$4,384

Note 6 - Subsequent Events

The Merger and Hart-Scot-Rondino Antitrust Improvements Act of 1976 (the"HSR Act")

On August 6, 2021, the Company and AbbVie each received a request for additional information and documentary material (the "Second Request") from the FTC in connection with the FTC's review of the transactions contemplated by the Merger Agreement. The effect of the Second Request is to extend the waiting period imposed by the HSR Act until 30 days after the Company and AbbVie have certified substantial compliance with the Second Request, unless that period is extended voluntarily by the parties or terminated sooner by the FTC. The Company and AbbVie continue to work cooperatively with the FTC staff in its review of the proposed transaction, and continue to expect to complete the transaction in the fourth quarter of 2021, subject to the satisfaction or permitted waiver of the conditions to closing.

On November 8, 2021, AbbVie made another Additional Payment of $11.5 million and exercised its right to extend the term to consummate the Merger by an additional three months to February 8, 2022.

As of November 12, 2021, both the Company and AbbVie had submitted their responses to the Federal Trade Commission’s (“FTC”) request for additional information in connection with the FTC’s review of the transactions contemplated by the Merger Agreement.

On November 5, 2021, the FDA cleared the 510(k) application the Company submitted on August 9, 2021 for long-term improvement in the appearance of cellulite.

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
•the timing of our national rollout, which we expect to occur in mid-2022 and is subject to the successful completion of our initial limited launch;
•the success of our future clinical trials;
•compliance with obligations under our intellectual property license with The University of Texas M.D. Anderson Cancer Center (“MD Anderson”);
•market acceptance of the RAP device;
•competition from existing products or new products that may emerge;

•our sales and marketing capabilities;
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
•potential dilution to current stockholders from the issuance of equity awards; and
•our estimates regarding expenses, future revenues, capital requirements and needs for additional financing.
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
Overview

We are a medical technology company focused on developing and commercializing products utilizing our proprietary designed acoustic shockwave technology platform referred to as RAP. We are an early-stage commercial company with our first products recently launching for the removal of tattoos and the reduction of cellulite. Our RAP device uses rapid pulses of designed acoustic shockwaves to disrupt cellular structures in the dermal and subdermal tissue. The uniqueness of our designed shockwave allows us to target the differential in stiffness between cellular structures and physically change those structures non-invasively which we believe represents a platform technology potentially useful in tattoo removal and cellulite treatment, for which we have received FDA clearance and fibrotic scar treatment, which has not yet received FDA clearance. We believe the high repetition rate, rapid rise and fall of the wave, and significant peak pressure delivered in a non-focused manner make our shockwave significantly different from other available shockwave technologies. Importantly, our technology allows the disruption of targeted structures within the skin with only minimal discomfort and without additional treatment-related downtime for tattoo removal or any downtime for cellulite treatment.

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

We launched our RAP device for tattoo removal and cellulite reduction in September 2021, initiating the first shipments into select cosmetic dermatology and plastic surgery offices. We expect to continue to place devices and train accounts during the fourth quarter of 2021. We experienced delays in our launch timing due to the focus of our resources being divided between the launch and managing the Merger. Further, we had certain delays in the manufacturing and final test process of the initial devices driven primarily by the impact of COVID-19 on our software development team based in India and certain suppliers' ability to provide timely components. We generate revenue from both the initial sale of the device and from the recurring sales of disposable cartridges that are required by the device to deliver the various therapies. We refer to this as our "razor and blade" recurring revenue model. Cartridges are designed to be specific to the intended procedure and each treatment session requires one or more cartridges. One tattoo cartridge can facilitate up to four standard laser treatment passes in a single office visit for the average-sized tattoo (about the size of a deck of playing cards). Therefore, a patient with an average-sized tattoo that requires three office visits will require the use of three cartridges. One cellulite cartridge will treat one leg and buttocks area in a single session for an average patient. As such, most cellulite patients will require two cartridges for their initial treatment of both legs and buttocks. We anticipate that patients may benefit from a second maintenance treatment using a single cartridge across the full treatment area, but have not yet demonstrated this in clinical trials. We intend to begin a multi-site study in the fourth quarter of 2021, which will study the effect of multiple treatments in subjects with cellulite.

We also have ongoing clinical programs in several indications, which, if successful, will allow us to expand commercialization of our products into additional markets. As a stand-alone device, we believe RAP has the potential to reduce the effects of fibrosis and stimulate beneficial fibroblast behavior. This capability enables the targeting of fibrotic (keloid and hypertrophic) scars, as well as smoothing and tightening skin. Importantly, we are planning to initiate a collaborative study with the Navy of our RAP device in the treatment of keloid and hypertrophic scars in 2021. Further before the end of 2021, we plan to initiate additional clinical work in tattoo removal with multi-colored ink tattoos and to demonstrate the effect of multiple treatments in the improvement in the appearance of cellulite. We announced results from a study in mice demonstrating the ability of RAP to significantly reduce liver fibrosis, further validating the scientific basis for RAP’s mechanism of action and potentially widening the range of indications for which RAP may be suitable. Our technology has not been cleared by the FDA for the treatment of scars or fibrosis.

Commercial upgrades to our Generation 2.0 device to improve usability were subsequently approved through a Special 510(k) in March 2020. This improved device was utilized in our recently completed pivotal cellulite trial, the data from which was included in the 510(k) pre-market application of our Generation 2.0 device for the temporary reduction in the appearance of cellulite filed on June 30, 2020 and approved in January of 2021. Further commercial upgrades to our Generation 2.0 device were approved through a Special 510(k) in April of 2021, clearing the regulatory path to the launch of our first commercial devices. We filed a 510(k) pre-market application with the FDA August 9, 2021, seeking to extend our claims to include the long-term improvement in the appearance of cellulite. On November 5, 2021, the FDA cleared this application. We also intend to secure regulatory approval in international markets and are currently developing a regulatory strategy for these markets.

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

The medical technology and aesthetic product markets are highly competitive and dynamic, and are characterized by rapid and substantial technological development and product innovations. We compete with many other technologies for consumer demand. Further, the aesthetic industry in which we operate is particularly vulnerable to economic trends. The decision to undergo a RESONIC procedure is driven by consumer demand. Procedures performed using our systems are elective procedures, the cost of which must be borne by the patient, and are not reimbursable through government or private health insurance. In times of economic uncertainty or recession, individuals often reduce the amount of money that they spend on discretionary items, including aesthetic procedures. The general economic difficulties being experienced and the lack of availability of consumer credit for some of our customers' patients could adversely affect the markets in which we operate.

Recent Developments

On November 5, 2021, the FDA cleared the 510(k) application we submitted on August 9, 2021 for long-term improvement in the appearance of cellulite. The results from our 52-week follow-up visit in our pivotal cellulite study were provided to the FDA to support this application. At 52 weeks, all participants found their treatment areas to appear improved compared to the pre-treatment photos and 97.6% of participants found there was good improvement in the appearance of cellulite.

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

The consummation of the Merger is subject to certain customary closing conditions, including (i) the adoption of the Merger Agreement by the holders of a majority of the outstanding shares of our common stock, (ii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), and (iii) that no judgment or law is in effect that enjoins, makes illegal or otherwise prohibits the consummation of the Merger. Moreover, each party’s obligations to consummate the Merger are subject to certain other conditions, including (a) the accuracy of the other party’s representations and warranties (subject to certain materiality exceptions), (b) the other party’s compliance in all material respects with its obligations under the Merger Agreement, and (c) in the case of AbbVie and Merger Sub only, (i) the absence of any pending claim, proceeding or other action by a governmental authority that seeks to prevent, prohibit or make illegal the consummation of the Merger or materially limit AbbVie’s ability to own, control, direct, manage or operate us and (ii) the absence of any effect, change, event, development or occurrence that, individually or in the aggregate, has had or would reasonably be expected to have a Material Adverse Effect (as defined in the Merger Agreement) that is continuing. Subject to the satisfaction of the closing conditions, closing of the Merger is expected to occur in the second half of 2021.

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

In connection with a termination of the Merger Agreement under specified circumstances involving failure to obtain clearance under the HSR Act to consummate the Merger (or failure to remove certain legal restraints, or to resolve certain pending claims or proceedings, arising under antitrust laws with respect to the Merger) within six months from the date of the Merger Agreement, subject to two extensions of three months each (provided other closing conditions are satisfied), or involving a non-appealable legal restraint of the Merger arising under antitrust laws, AbbVie may be required to pay us a reverse termination fee ("Additional Payments") of up to $20.0 million. As of November 12, 2021, AbbVie had paid us Additional Payments of $17.5 million and had exercised its right to extend the period to consummate the Merger by three months to February 8, 2022.

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

On August 6, 2021, the Company and AbbVie each received a request for additional information and documentary material (the "Second Request") from the FTC in connection with the FTC's review of the transactions contemplated by the Merger Agreement. The effect of the Second Request is to extend the waiting period imposed by the HSR Act until 30 days after the Company and AbbVie have certified substantial compliance with the Second Request, unless that period is extended voluntarily by the parties or terminated sooner by the FTC. The Company and AbbVie continue to work cooperatively with the FTC staff in its review of the proposed transaction and continue to expect to complete the transaction in the fourth quarter of 2021, subject to the satisfaction or permitted waiver of the conditions to closing.

As of November 12, 2021, both the Company and AbbVie had submitted their responses to the Federal Trade Commission’s (“FTC”) request for additional information in connection with the FTC’s review of the transactions contemplated by the Merger Agreement.

Results of Operations for the Three and Nine Months Ended September 30, 2021 Compared to the Three and Nine Months Ended September 30, 2020

Revenue

We generate revenue primarily from sales of our RESONIC system and from sales of consumables to our customers. We initiated the initial launch of the RESONIC technology in September 2021. We generated revenue of $0.4 million for each of the three and nine months ended September 30, 2021, compared to zero for each of the same prior year periods. A majority of these devices placed in the period had terms which allowed the practice to pay for the device in installments. As we have no historical perspective with which to estimate probability of collection, we have deferred the revenue recognition on the unpaid balances. As of September 30, 2021, $0.3 million in revenue for the devices placed in service had not yet been recognized.

Revenue (in thousands, except for percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	Change ($)	Change (%)	2021	2020	Change ($)	Change (%)
Revenue:
System	$356	$—	$356	100.0%	$356	$—	$356	100.0%
Consumable	14	—	14	100.0%	14	—	14	100.0%

Total revenue	$370	$—	$370	100.0%	$370	$—	$370	100.0%

Overall, we experienced an increase in revenue solely as a result the initiation of our limited launch in September 2021.

Our business plan focuses near-term on placing the remaining planned systems at customers during our limited launch and properly supporting these key accounts through the limited launch period. We plan to use the patient experience and physician support garnered during the limited launch to execute a national roll-out beginning in mid-2022. As we gain broader distribution, we will focus on increasing our consumable revenue by driving demand for cellulite and tattoo removal procedures through targeted marketing programs. We anticipate that as we continue to implement our business plan and expand our installed base our consumable revenue will increase as a percentage of our total revenue.

System revenue. Sales of our RESONIC system include the RESONIC control unit and RESONIC handpiece. Our standard terms do not allow for trial or evaluation periods, rights of return, or refund payments contingent upon the customer obtaining financing or other terms that could impact the customer’s obligation. System revenue, including installation revenue, increased by $0.4 million for the three and nine months ended September 30, 2021, as compared to the same periods in 2020. This increase is attributable to the initiation of our commercial launch in September 2021. System revenue represented 96.2% of our total revenue for the three and nine months ended September 30, 2021, respectively.

Consumable revenue. We generate consumable revenue through sales of cases of consumable treatment cartridges, each of which includes our consumable cartridges and gel pads, which are used by our customer during treatments. Our average selling price for cartridges is influenced by procedure type mix between tattoo and cellulite and was significantly impacted by the cartridges initially provided at no cost to accounts purchasing the device. Consumable revenue increased by $14.0 thousand for the three and nine months ended September 30, 2021, as compared to the same periods in 2020. The increase in consumable revenue was due to the initiation of our commercial launch in September 2021. Consumable revenue accounted for 3.8% of our total revenue for the three and nine months ended September 30, 2021, respectively.

Cost of Revenue and Gross Profit (in thousands, except for percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	Change ($)	Change (%)	2021	2020	Change ($)	Change (%)
Cost of revenue:
System	$327	$—	$327	100.0%	$327	$—	$327	100.0%
Consumable	17	—	17	100.0%	17	—	17	100.0%
Total cost of revenue	$344	$—	$344	100.0%	$344	$—	$344	100.0%
% of total revenue	93.0%				93.0%

Gross profit (loss):
System	$29	$—	$29	100.0%	$29	$—	$29	100.0%
Consumable	(3)	—	(3)	100.0%	(3)	—	(3)	100.0%
Total gross profit	$26	$—	$26	100.0%	$26	$—	$26	100.0%
Gross profit %	7.0%				7.0%

Gross profit as a percentage of revenue typically fluctuates with product and regional mix, selling prices, material costs and revenue levels. The gross profit as a percentage of revenue for the three and nine months ended September 30, 2021 increased compared to the same period in 2020 due entirely to the fact that no gross margin had been recognized prior to the initiation of our initial launch in September 2021. Gross profit for the three and nine months ended September 30, 2021 was negatively impacted by higher than expected shipping costs to expedite devices to accounts and significant material scrap costs experienced during the initiation of product manufacturing.

Operating Expenses (in thousands, except for percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	Change ($)	Change (%)	2021	2020	Change ($)	Change (%)
Operating expenses
Research and development	$1,179	$1,143	$36	3.15%	$4,231	$3,437	$794	23.10%
Sales and marketing	1,114	474	640	135.02%	2,993	560	2,433	434.46%
Depreciation	219	87	132	151.72%	461	229	232	101.31%
General and administrative	3,807	1,965	1,842	93.74%	11,779	5,856	5,923	101.14%
Total operating expenses	$6,319	$3,669	$2,650	72.23%	$19,464	$10,082	$9,382	93.06%

Three months ended September 30, 2021:

Research and development. Research and development expenses increased by less than $0.1 million compared to the same period in 2020, mainly due to increases in salaries and related costs of $0.1 million and engineering related costs of $0.2 million offset by decreases in expenses for animal research of $0.2 million, clinical trials and licenses and other IP of $0.1 million.
Sales and marketing. Sales and marketing expenses increased by $0.6 million compared to the same period in 2020, largely attributed to increases in expenses for salaries and related costs (including stock-based compensation) of $0.6 million and marketing costs to support the launch of our products of $0.3 million offset by decreases in training and support expenses of $0.3 million.
General and administrative. General and administrative expenses increased by $1.8 million compared to the same period in 2020. This increase was primarily due to increases in professional fees and expenses associated with the Merger of $0.8 million, stock-based compensation of $0.5 million, and salaries and related costs of $0.6 million offset by decreases in other expenses of $0.1 million.

Nine months ended September 30, 2021:

Research and development. Research and development expenses increased by $0.8 million compared to the same period in 2020, mainly due to increases in expenses for salaries and related costs of $0.4 million and engineering related costs of $0.4 million.
Sales and marketing. Sales and marketing expenses increased by $2.4 million compared to the same period in 2020, largely attributed to increases in expenses for salaries and related costs (including stock-based compensation) of $1.6 million and marketing costs to support the launch of our products of $0.8 million.
General and administrative. General and administrative expenses increased by $5.9 million compared to the same period in 2020. This increase was primarily due to increases in professional fees and expenses associated with the Merger of $3.4 million, stock-based compensation of $1.3 million, salaries and related costs of $1.1 million and other costs of $0.1 million.

Liquidity and Capital Resources
On September 30, 2021, we had $21.7 million of cash and cash equivalents and $0.2 million in restricted cash supporting a letter of credit benefiting our contract manufacturer.
We began to generate revenue in September of 2021 having completed the commercialization of our RAP units and initiated sales of the units and consumable cartridges. We expect to continue to invest in the commercial launch of our products and our research and development efforts to support our current initiatives.

We estimate our current cash, cash equivalents and restricted cash resources of $21.9 million at September 30, 2021, which includes Additional Payments made by AbbVie of $6.0 million, and incremental Additional Payments and extension fee payments of $11.5 million because the Merger had not been consummated by November 8, 2021, are sufficient to fund our operations for at least the next 12 months. We anticipate incurring operating losses for the next several years as we complete the development of our products, seek requested regulatory clearances to market such products and support the commercial launch of our products. These factors raise uncertainties about our ability to fund operations in future years. If we need to raise additional capital in order to continue to execute our business plan, including commercializing and generating revenues from products with existing regulatory clearances and obtaining additional regulatory clearance for our products currently under development, there is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to us. A failure to raise sufficient capital could adversely impact our ability to achieve our intended business objectives and meet our financial obligations as they become due and payable.

The COVID-19 global pandemic has resulted in travel restrictions and temporary shut-downs of non-essential businesses in many states in the United States. We are able to remain open but have required our employees to work from home for a portion of the work week. We have experienced interruptions in our supply chain due to global part shortages, supply chain limitations, and labor shortages from COVID-19. Due to many uncertainties, we are unable to estimate the pandemic’s financial impact or duration at this time.
Summary of Cash Flows
The following table summarizes our cash flows for the nine months ended September 30, 2021 and 2020, respectively (in thousands):

	2021	2020

Net cash used in operating activities	$(14,395)	$(8,822)
Net cash used in investing activities	(1,466)	(474)
Net cash provided by financing activities	6,052	32,046
Net (decrease)/increase in cash	$(9,809)	$22,750

Cash Flows for the nine months ended September 30, 2021 and 2020
Operating activities. Net cash used in operating activities was $14.4 million during the nine months ended September 30, 2021 and consisted of a net loss of $13.3 million and a gain from an Additional Payment from AbbVie of $6.0 million offset by a net change in operating assets and liabilities of $0.8 million and non-cash items of $4.1 million. The change in operating assets and liabilities included sources of cash from increases in accrued liabilities of $1.7 million offset mainly by the use of cash for increases in inventory of $0.1 million, prepaid expenses and other current assets of $0.5 million and a decrease in accounts payable of $0.4 million. The increase in accrued expenses was driven primarily by increased professional fees and other costs associated with the Merger and sales and marketing expenses as we prepared for our launch. The decrease in inventory was driven by the sale of previously purchased components back to our contract manufacturer. The change in prepaid expenses, including other prepaids and receivables, was largely driven by the sale of previously purchased components used in the manufacture of our devices back to our contract manufacturer at September 30, 2021, new insurance policies, reporting software for public companies and prepayments for work that had not yet been performed by contractors by September 30, 2021. Non-cash items consisted of stock-based compensation of $3.7 million and depreciation expense of $0.4 million.
Net cash used in operating activities was $8.8 million during the nine months ended September 30, 2020 and consisted of a net loss of $10.0 million and a net change in operating assets and liabilities of $1.2 million offset by non-cash items of $2.4 million. The change in operating assets and liabilities included a use of cash for prepaid expenses and other current assets of $0.2 million, inventory of $0.3 million and accounts payable of $0.9 million offset by an increase in accrued liabilities of $0.2 million. The increase in prepaid expenses was largely driven by new insurance policies, reporting software for public companies, and prepayments for work that had not yet been performed by an engineering contractor by September 30, 2020. The decrease in accounts payable was mainly due to an increase in invoices received at December 31, 2019 from a few of our largest vendors. The amounts owed to such vendors were not of the same magnitude at September 30, 2020. The increase in accrued liabilities was driven primarily by a few vendors focused on expanding our brand identity and building our brand website during the period. Non-cash items consisted of stock-based compensation of $2.2 million and depreciation expense of $0.2 million.
Investing activities. Net cash used in investing activities for the nine months ended September 30, 2021 was $1.5 million compared to $0.5 million for the same period in 2020. The increase in net cash used was primarily due to $0.9 million utilized towards the purchase of property and equipment primarily as a result of the investment in our research equipment and tooling as we prepared for our launch.
Financing activities. Net cash provided by financing activities during the nine months ended September 30, 2021 was $6.1 million compared to $32.0 million for the same period in 2020. The $6.1 million in 2021 was a result of net proceeds from AbbVie for $6.0 million for Additional Payments and $0.1 million for the exercise of warrants for cash during the period compared to $32.0 million for the same period in 2020 due to cash proceeds received from our June 2020 Offering.
Contractual Obligations and Commitments
On April 5, 2012, we entered into a Patent and Technology License Agreement with MD Anderson. Pursuant to the agreement, we obtained a royalty-bearing, worldwide, exclusive license to intellectual property including patent rights related to the patents and technology we use. Under the agreement, we agreed to pay a nonrefundable license documentation fee in the high-five digits 30 days after the effective date of the agreement. Additionally, we agreed to pay a nonrefundable annual maintenance fee starting on the third anniversary of the effective date of the agreement, which escalates each anniversary. Additionally, we agreed to a running royalty percentage of net sales in the mid-single digits. The annual maintenance fee is discontinued with the initiation of royalty payments. We also agreed to make certain milestone payments in the low to mid-six digits and sublicensing payments. The specific patents initially subject to the agreement expire between 2031 and 2032.

MD Anderson has the right to terminate the agreement upon advance notice in the event of a default by Soliton. The agreement will expire upon the expiration of the licensed intellectual property. The rights obtained by us pursuant to the agreement are made subject to the rights of the U.S. government to the extent that the technology covered by the licensed intellectual property was developed under a funding agreement between MD Anderson and the U.S. government. To the extent that is the case, our license agreement with, and the intellectual property rights we have licensed from MD Anderson, are subject to such a funding agreement and any superior rights that the U.S. government may have with respect to the licensed intellectual property. Therefore, there is a risk that the intellectual property rights we have licensed from MD Anderson may be non-exclusive or void if a funding agreement related to the licensed technology between MD Anderson and the U.S. government does exist and depending on the terms of such an agreement. Notwithstanding the foregoing, we do not believe our RAP technology received any federal funding. All out-of-pocket expenses incurred by MD Anderson in filing, prosecuting and maintaining the licensed patents have been and shall continue to be assumed by us. For the nine months ended September 30, 2021 and 2020, we paid approximately $0.1 million and $0.1 million, respectively, for expenses related to this agreement.
As the inventor of the intellectual property licensed from MD Anderson, Dr. Capelli, our Vice Chairman, Chief Science Officer and Co-Founder, is entitled to 50% of the license income (which is determined after MD Anderson recoups any costs associated therewith) that we are required to pay to MD Anderson pursuant to our license agreement with MD Anderson. For the nine months ended September 30, 2021, Dr. Capelli was entitled to receive $42.5 thousand from MD Anderson. In addition,

Dr. Capelli is entitled to 50% of the proceeds (after the recoupment of any costs associated therewith) from the sale by MD Anderson of 175,000 shares issued to MD Anderson in connection with the license agreement.
Purchase Commitments
As of September 30, 2021, we had contractual purchase obligations for engineering and design services of $1.6 million to Emphysys, Inc. ("Emphysys"). This commitment is for services used in the ordinary course of business and does not represent excess commitments or loss contracts. The remaining minimum purchase obligation is $1.5 million for the 12 month period ending June 30, 2022. If we fail to spend such minimum annual amounts or if the Company terminates the Addendum without cause, the Company may be required to pay Emphysys an early termination fee of no more than $0.2 million.
On March 6, 2020, we entered into a manufacturing service agreement (the "Agreement") with Sanmina Corporation ("Sanmina"). The Agreement states that Sanmina will provide us with certain manufactured products for a one year period, with pricing adjusted for material variations of market prices for components, parts and raw material, including variations resulting from allocations, shortages or tariffs. In addition, pricing will be based on the forecasted volumes provided by us and the projected inventory turns as agreed by both parties. We have issued purchase orders under this agreement that commit us to purchase $4.8 million in manufactured goods from Sanmina.
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
We entered into a manufacturing services agreement with Paramit Corporation ("Paramit") on March 22, 2021 for the production of handpieces. The agreement states that Paramit will provide us with certain manufactured products at prices and quantities to be agreed upon by the parties through an issued and accepted purchase order. Quantities agreed upon by both parties in an issued and accepted purchase order may only be cancelled for units to be received after the initial 60 days. We have issued purchase orders under this agreement that commit us to purchase $0.7 million in manufactured goods from Paramit.
Lease Commitments
We lease space for our corporate office, which lease provides for an original 63 month term beginning on February 1, 2016, with initial rent payments of $7.6 thousand per month that escalate annually to a maximum of $8.9 thousand per month through the expiration of the agreement. On September 15, 2020, we entered into a 12 month extension of our corporate office lease. On November 3, 2021, we entered into a three month extension of our corporate office lease. Rent expense for non-cancellable operating leases with scheduled rent increases will be recognized on a straight-line basis over the lease term.
Future minimum lease payments under the operating leases as of September 30, 2021 were $0.1 million through the lease term ending July 31, 2022.
Employment Arrangements

The Company has employment agreements with certain employees to provide benefits, including salary and other wage-related benefits, in the event of termination. In addition, the Company has adopted a severance policy for certain key members of executive management to provide certain benefits, including salary and other wage-related benefits, in the event of termination without cause. On May 8, 2021, the Board approved an amendment to the severance policy to cover all employees. In total, given the amendments to employee agreements, these benefits would amount to $5.1 million using the rate of compensation in effect at September 30, 2021.

On May 8, 2021, the Board approved the granting of retention bonuses to certain non-executive employees for an amount equal to (a) three months of annual salary, if the Merger has a closing or termination date that is on or prior to November 8, 2021, or (b) six months of annual salary, if the Merger has a closing or termination date that is after November 8, 2021. As such, the Company is committed to pay six months of annual salary in the amount of $0.7 million as the Merger will close or terminate after November 8, 2021.

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
Off-balance Sheet Arrangements
As of September 30, 2021, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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

Revenue and Related Selling Costs

Revenue Recognition

We derive our revenue from the sales of the RESONIC system, consisting of a console and handpiece, and, from time to time, related extended warranty arrangements, and from the sale of consumable cartridge cases, each of which includes our consumable cartridges and gel pads used by our customers during patient treatments. We earn revenue from the sale of these products to our customers. In accordance with the Financial Accounting Standards Board's ("FASB") Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), we recognize revenue at the amount to which we expect to be entitled when control of the products or services is transferred to our customers. Control is generally transferred when we have a present right to payment and the title, and the significant risks and rewards of ownership of products or services are transferred to our customers. We recognize revenue when persuasive evidence of an arrangement exists, transfer of title to the customer has occurred, the sales price is fixed or determinable and collectability is reasonably assured. Revenue is deferred in the event that any of the revenue recognition criteria is not met. The sales of our RESONIC system generally includes hardware maintenance services for the first year, installation and training. In most cases, consoles are sold with hardware maintenance services with terms of approximately 12 months. The RESONIC console and cartridges contain enabling software that permits our customers to perform patient treatments. We do not market this software separately from the RESONIC console or from the consumable cartridges, rather, the functionality that the software provides is part of the overall RESONIC technology. We market the RESONIC system as a non-invasive aesthetic device for the improvement in the appearance of cellulite and for tattoo removal, not for its embedded software attributes included in the technology that enable its use. We do not provide rights to upgrades and enhancements or post contract customer support for the embedded software. Based on this assessment, we consider the embedded software in the RESONIC console and cartridges incidental to the RESONIC products as a whole and determined that revenue recognition should not be governed by the provisions of Topic 985 of the FASB Accounting Standards Codification, or ASC.

Persuasive Evidence of an Arrangement. We use contracts or customer purchase orders to determine the existence of an arrangement.

Delivery. Our standard terms specify that title transfers upon shipment to the customer. We use third party shipping notifications to verify that goods have shipped.

Sales Price Fixed or Determinable. We assess whether the sales price is fixed or determinable at the time of the transaction. Sales prices are documented in the executed sales contract or purchase order received prior to shipment. Our standard terms do not allow for trial or evaluation periods, rights of return or refund, payments contingent upon the customer obtaining financing or other terms that could impact the customer's obligation.

Collectability. We assess whether collection is reasonably assured based on a number of factors, including the customer's past transaction history and credit worthiness. With the customer’s first order when we have no past transaction history, we collect a deposit before shipment and do not recognize income until we have certainty of receipt of the cash.

Significant Judgments

For contracts with multiple performance obligations, each of which represent promises within a contract that are distinct, we allocate revenue to all distinct performance obligations based on their relative stand-alone selling prices (“SSPs”). Our products and services included in our contracts with multiple performance obligations generally are not sold separately and there are no observable prices available to determine the SSP for those products and services. Since observable prices are not available, SSPs are established that reflect our best estimate of what the selling prices of the performance obligations would be if they were sold regularly on a stand-alone basis. Our process for estimating SSPs without observable prices considers multiple factors that may vary depending upon the unique facts and circumstances related to each performance obligation including, when applicable, the estimated cost to provide the performance obligation, market trends in the pricing for similar offerings, product-specific business objectives, and competitor or other relevant market pricing and margins. Because observable prices are generally not available for our performance obligations that are sold in bundled arrangements, we do not apply the residual approach to determining SSP. However, we do have certain performance obligations for which pricing is highly variable or uncertain, and contracts with those performance obligations generally contain multiple performance obligations with highly variable or uncertain pricing. For these contracts, we allocate the transaction price to those performance obligations using an alternative method of allocation that is consistent with the allocation objective and the guidance on determining SSPs in Topic 606 considering, when applicable, the estimated cost to provide the performance obligation, market pricing for competing product or service offerings, residual values based on the estimated SSP for certain goods, product-specific business objectives, incremental values for bundled transactions that include a service relative to similar transactions that exclude the service, and competitor pricing and margins. A separate price has not been established by us for our hardware maintenance services. In addition, hardware maintenance services have not yet been sold separately and are proprietary in nature, and the related selling price of these services is highly variable or uncertain. Therefore, the SSP of these products and services is estimated using the alternative method described above, which includes residual value techniques.

Shipping and handling costs

We expense shipping and handling costs as incurred and include them in cost of revenue. In those cases where we bill shipping and handling costs to customers, we classify the amounts billed as revenue.

Sales tax

We exclude all taxes assessed by a governmental agency that are both imposed on and concurrent with the specific revenue-producing transaction from revenue (for example, sales and use taxes). In essence, we are reporting these amounts collected on behalf of the applicable government agency on a net basis as though they are acting as an agent. The taxes collected and not yet remitted to the governmental agency are included in accounts payable and accrued expenses in the accompanying balance sheets.

Customer Financing Arrangements

Through third-party leasing providers, our customers sometimes utilize financing programs that are designed to provide a leasing option whereby customers enter into purchase agreements with us and a separate financing or leasing contract with a third-party lender, who advances the proceeds from the sale to us upon contract execution and shipment of goods. The sales to the customer are final and we bear no risk of loss regarding subsequent payments.

Customer Programs and Payments

We regularly evaluate the adequacy of our estimates for customer incentive programs and pricing programs. Future market conditions and product transitions may require us to take action to change such programs. In addition, when the variables used to estimate these costs change, or if actual costs differ significantly from the estimates, we would be required to record incremental increases or reductions to sales, cost of goods sold or operating expenses.

Accruals for Customer Programs. We record an accrued liability for customer incentive programs. The estimated cost of these programs is recorded as a reduction of revenue or as an operating expense, if we receive a separately identifiable benefit from the customer and can reasonably estimate the fair value of that benefit. Significant management judgment and estimates must be used to determine the cost of these programs in any accounting period.

Customer Payments and Incentives

We enter into transactions where we provide consideration to our customers in the forms of cash payments in exchange for certain services provided under separate contractual arrangements. We account for such payments to customers in accordance with ASC 605-50, which requires management to characterize the payment as a reduction of revenue if we are unable to demonstrate the receipt of a benefit that is identifiable and sufficiently separable from the revenue transaction and reasonably estimate the fair value of the benefit identified. Significant management judgment and estimates must be used to determine the fair value of the benefit received in any period.

Product Warranties

Sales of our consoles and handpieces includes a limited 12-month warranty on product quality. We accrue warranty and related costs based on our best estimates when we determine that it is probable a charge or liability has been incurred and the amount of loss can be reasonably estimated. For new product introductions in which we may not have any historical experience, we make estimates for warranty claims based on a combination of historical experience of other similar products sold and qualitative and quantitative information. We exercise judgment in estimating the expected product warranty costs, using data such as the actual and projected product failure rates, estimated repair costs, material, labor, and overhead costs. Because we have no historical experience with which to provide a reliable basis for estimating such warranty cost, unforeseen quality issues or component failure rates could result in future costs in excess of such estimates, or alternatively, improved quality and reliability in our products could result in actual expenses that are below those currently estimated.
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
Sales and marketing
Sales and marketing expenses consist of marketing, conferences, web development, advisory boards, salaries, benefits and stock-based compensation for sales and marketing personnel, royalties and other miscellaneous expenses. As we commercialize, we expect our sales and marketing expenses to increase due to the anticipated growth of our business and related infrastructure as well as expanding our sales, marketing and support personnel. We recognize expenses to develop advertising materials as they are incurred.
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
Under the supervision, and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness, as of September 30, 2021, of our disclosure controls and procedures. Based upon such evaluation and due to both the limited staffing of the Company at its early stage of development and the existence of the material weaknesses in our internal control over financial reporting described below, our CEO and CFO have concluded that, as of September 30, 2021, our disclosure controls and procedures were not effective.
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As previously disclosed in our annual Report on Form 10-K for the year ended December 31, 2020, our management concluded that our internal control over financial reporting was, and continues to be, ineffective as of September 30, 2021 due to material weaknesses in our internal controls arising from a lack of segregation of duties, and the absence of internal staff with extensive knowledge of SEC financial and GAAP reporting. It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to maintain effective segregation of duties on our assessment of our internal control over financial reporting and has concluded that the control deficiency represents a material weakness. In April 2019, an additional experienced staff was hired in the accounting and finance department and in August 2020, an experienced employee was hired in the accounting and finance department to focus on the further development of internal controls. Additionally, we hired one more experienced employee in the accounting and finance department in February of 2021 to further aid in the segregation of duties. In addition, we are retaining appropriate consultants to enhance our knowledge of SEC financial and GAAP reporting and upgrading our accounting system. In the fourth quarter of 2020, we began implementing a new ERP system to improve the previously reported limitations of our financial accounting system. Throughout the first quarter of 2021, we processed all accounting transactions in parallel in both our old and new financial reporting systems to ensure that our new system was properly functioning. In May 2021, we began to rely solely on the new financial reporting system which is capable of properly segregating duties within the system. Further improvement in our system of internal control over financial reporting has been slowed by the need to focus the attention of internal resources on the Merger and our commercial launch.
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
Item 1A.    Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section entitled “Risk Factors” in our 2020 Annual Report on Form 10-K and in our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2021 and June 30, 2021 (the “Q1 and Q2 2021 Quarterly Reports on Form 10-Q”), which are incorporated herein by reference. The risks described in the 2020 Annual Report on Form 10-K and in the Q1 and Q2 2021 Quarterly Reports on Form 10-Q are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes to our risk factors from those set forth in our 2020 Annual Report on Form 10-K and in our Q1 and Q2 2021 Quarterly Reports on Form 10-Q, except as follows:

Supply chain issues, specifically related to shipping during the ongoing COVID-19 pandemic, have caused disruptions during our limited launch and could continue to cause disruptions in the future.

We have experienced delays in receipt of inventory due to delays among third-party transportation and shipping partners impacted by COVID-19. Staffing limitations in dock, transportation and warehouse partners have contributed to delayed deliveries both to our warehouse and to our customers from our warehouse. We expect this disruption to continue in the future until such labor shortages can be resolved.

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

SOLITON, INC.

SIGNATURE	TITLE	DATE

/s/ Bradley Hauser	Chief Executive Officer, President and Director (principal executive officer)	November 12, 2021
Bradley Hauser

/s/ Lori Bisson	Chief Financial Officer and Executive Vice-President (principal financial and accounting officer)	November 12, 2021
Lori Bisson